Form 10-Q
period 2026-03-31
Stellus Capital Investment Corp
filed 2026-05-11
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of May 11, 2026 was 28,947,254.

STELLUS CAPITAL INVESTMENT CORPORATION

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	(unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Controlled investments, at fair value (amortized cost of $34,432,893 and $33,603,521, respectively)	$12,237,127	$14,953,132
Non-controlled, affiliated investments, at fair value (amortized cost of $4,878,960 and $4,806,660, respectively)	3,378,350	3,750,674
Non-controlled, non-affiliated investments, at fair value (amortized cost of $976,006,465 and $987,729,505, respectively)	974,379,087	988,919,589
Cash and cash equivalents	3,376,525	25,050,156
Receivable for sales and repayments of investments	492,000	581,509
Interest receivable	6,611,848	6,375,996
Income tax receivable	—	1,385,387
Other receivables	149,189	85,000
Related party receivable	—	20
Deferred offering costs	75,000	—
Prepaid expenses	574,127	150,843
Total Assets	$1,001,273,253	$1,041,252,306
LIABILITIES
Notes Payable	$122,758,915	$122,671,409
Credit Facility payable	238,276,659	233,167,360
SBA-guaranteed debentures	257,151,049	295,984,063
Dividends payable	3,279,724	3,858,669
Management fees payable	4,392,357	4,442,705
Income incentive fees payable	2,413,077	2,317,429
Interest payable	5,729,215	6,138,076
Related party payable	2,335,513	—
Unearned revenue	539,630	582,007
Administrative services payable	579,529	539,338
Income tax payable	93,492	—
Other accrued expenses and liabilities	728,572	372,294
Total Liabilities	$638,277,732	$670,073,350
Commitments and contingencies (Note 7)
Net Assets	$362,995,521	$371,178,956
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 28,947,254 and 28,947,254 shares issued and outstanding, respectively)	$28,947	$28,947
Paid-in capital	397,829,793	397,829,793
Total distributable loss	(34,863,219)	(26,679,784)
Net Assets	$362,995,521	$371,178,956
Total Liabilities and Net Assets	$1,001,273,253	$1,041,252,306
Net Asset Value Per Share	$12.54	$12.82

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
INVESTMENT INCOME
From non-controlled, affiliated investments
Interest income	$45	$—
Payment-in-kind interest income	72,300	—
From non-controlled, non-affiliated investments
Interest income	20,578,575	20,817,005
Payment-in-kind interest income	1,602,087	3,310,111
Other income	1,039,927	824,542
Total Investment Income	$23,292,934	$24,951,658
OPERATING EXPENSES
Management fees	$4,392,357	$4,054,726
Valuation fees	166,119	157,889
Administrative services expenses	649,120	449,298
Income incentive fees	106,709	2,136,491
Professional fees	817,727	418,031
Directors’ fees	129,250	111,250
Insurance expense	93,056	97,090
Interest expense and other fees	8,851,541	8,263,019
Income tax expense	360,471	499,547
Other general and administrative expenses	239,617	218,351
Total Operating Expenses	$15,805,967	$16,405,692
Income incentive fee waiver	(11,061)	(1,242,843)
Total Operating Expenses, net of fee waivers	$15,794,906	$15,162,849
Net Investment Income	$7,498,028	$9,788,809
Net realized gain on non-controlled, non-affiliated investments	$750,410	$(5,967,221)
Net realized gain (loss) on foreign currency translations	3,664	(29,655)
Net change in unrealized (depreciation) appreciation on controlled investments	(3,545,377)	55,276
Net change in unrealized depreciation on non-controlled, affiliated investments	(444,624)	—
Net change in unrealized (depreciation) appreciation on non-controlled, non-affiliated investments	(2,558,345)	1,138,017
Net change in unrealized (depreciation) appreciation on foreign currency translations	(48,020)	8,319
Net Increase in Net Assets Resulting from Operations	$1,655,736	$4,993,545
Net Investment Income Per Share—basic and diluted	$0.26	$0.35
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.06	$0.18
Weighted Average Shares of Common Stock Outstanding—basic and diluted	28,947,254	27,602,612
Distributions Per Share—basic and diluted	$0.34	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	(loss)	Net Assets
Balances at December 31, 2024	27,481,118	$27,481	$379,549,272	$(9,654,813)	$369,921,940
Net investment income	—	—	—	9,788,809	9,788,809
Net realized loss on investments	—	—	—	(5,967,221)	(5,967,221)
Net realized loss on foreign currency translations	—	—	—	(29,655)	(29,655)
Net change in unrealized appreciation on investments	—	—	—	1,193,293	1,193,293
Net change in unrealized depreciation on foreign currency translations	—	—	—	8,319	8,319
Distributions from net investment income	—	—	—	(11,087,389)	(11,087,389)
Issuance of common stock, net of offering costs(1)	656,085	656	8,937,430	—	8,938,086
Balances at March 31, 2025	28,137,203	$28,137	$388,486,702	$(15,748,657)	$372,766,182

Balances at December 31, 2025	28,947,254	$28,947	$397,829,793	$(26,679,784)	$371,178,956
Net investment income	—	—	—	7,498,028	7,498,028
Net realized gain on investments	—	—	—	750,410	750,410
Net realized gain on foreign currency translation	—	—	—	3,664	3,664
Net change in unrealized depreciation on investments	—	—	—	(6,548,346)	(6,548,346)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(48,020)	(48,020)
Distributions from net investment income	—	—	—	(9,839,171)	(9,839,171)
Balances at March 31, 2026	28,947,254	$28,947	$397,829,793	$(34,863,219)	$362,995,521

(1) See Note 4 to the consolidated financial statements contained herein for more information on offering costs.

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$1,655,736	$4,993,545
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(27,664,251)	(55,415,263)
Proceeds from sales and repayments of investments	41,713,484	14,986,423
Net change in unrealized depreciation (appreciation) on investments	6,548,346	(1,193,293)
Net change in unrealized depreciation (appreciation) on foreign currency translations	48,020	(8,319)
Increase in investments due to payment-in-kind income	(1,674,387)	(976,479)
Amortization of premium and accretion of discount, net	(713,561)	(715,755)
Amortization of loan structure fees	254,298	315,618
Amortization of deferred financing costs	134,684	110,150
Amortization of discount on Notes Payable	33,248	—
Amortization of premium on Notes Payable	(30,426)	—
Amortization of loan fees on SBA-guaranteed debentures	166,986	188,984
Net realized (gain) loss on investments	(750,410)	5,967,221
Changes in other assets and liabilities
Increase in interest receivable	(235,852)	(1,281,507)
Decrease (increase) in income tax receivable	1,385,387	(1,081,760)
Increase in other receivables	(64,189)	(20,755)
Decrease in related party receivables	20	3,687
(Increase) decrease in prepaid expenses	(423,284)	90,313
(Decrease) increase in management fees payable	(50,348)	20,617
Increase (decrease) in income incentive fees payable	95,648	(1,458,054)
Increase (decrease) in administrative services payable	40,191	(12,990)
Decrease in interest payable	(408,861)	(3,788,915)
Increase in related party payable	2,335,513	1,290,893
(Decrease) increase in unearned revenue	(42,377)	72,177
Increase in income tax payable	93,492	—
Increase in other accrued expenses and liabilities	356,278	989,436
Net Cash Provided by (Used in) Operating Activities	$22,803,385	$(36,924,026)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$—	$9,256,982
Sales load for common stock issued	—	(138,908)
Offering costs paid for common stock issued	(75,000)	(179,988)
Stockholder distributions paid	(10,418,116)	(10,999,933)
Financing costs paid on Notes Payable	(50,000)	—
Repayments of SBA-guaranteed debentures	(39,000,000)	(16,250,000)
Borrowings under Credit Facility	58,100,000	67,700,000
Repayments of Credit Facility	(53,033,900)	(21,633,900)
Net Cash (Used in) Provided by Financing Activities	$(44,477,016)	$27,754,253
Net Decrease in Cash and Cash Equivalents	$(21,673,631)	$(9,169,773)
Cash and Cash Equivalents Balance at Beginning of Period	$25,050,156	$20,058,594
Cash and Cash Equivalents Balance at End of Period	$3,376,525	$10,888,821
Supplemental and Non-Cash Activities
Cash paid for interest expense	$8,701,862	$11,437,182
Income and excise tax refund, net	(1,118,408)	1,581,307
Exchange of investments	1,999,529	1,663,301

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK(8)	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Control investments	(22)
EH Real Estate Services, LLC										Skokie, IL
Term Loan A-5	(16)	First Lien		15.00%	-%	-%	-%	1/8/2024	9/3/2026	FIRE: Real Estate	$5,734,549	5,734,549	516,109	0.14%
Term Loan A-6	(16)	First Lien		15.00%	-%	-%	-%	10/3/2025	9/3/2026		1,096,456	1,096,456	1,096,456	0.30%
Term Loan A-7	(16)	First Lien		15.00%	-%	-%	-%	11/12/2025	9/30/2026		1,644,685	1,644,685	1,644,685	0.45%
Term Loan A-8	(16)	First Lien		15.00%	-%	-%	-%	1/20/2026	9/30/2026		816,517	816,517	816,517	0.22%
Term Loan A-9	(16)	First Lien		15.00%	-%	-%	-%	2/18/2026	9/3/2026		899,683	899,683	899,683	0.25%
Term Loan A-10	(16)	First Lien		15.00%	-%	-%	-%	3/3/2026	9/3/2026		1,032,440	1,032,440	1,032,440	0.28%
Revolver	(16)(21)	First Lien		15.00%	-%	-%	-%	10/3/2023	9/3/2026		63,597	63,597	63,597	0.02%
EH Holdco, LLC Common Units		Equity						10/3/2023			15,356	3	-	0.00%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$19,179,572	$6,069,487	1.66%
J.R. Watkins, LLC										San Francisco, CA
Term Loan (SBIC)	(4)(19)	First Lien		4.09%	-%	-%	-%	12/22/2017	12/31/2026	Consumer Goods: Non-Durable	$9,957,036	9,957,036	2,090,978	0.58%
Term Loan (SBIC)	(4)(19)	First Lien		5.00%	-%	-%	-%	12/22/2017	12/31/2026		3,640,172	3,640,172	764,436	0.21%
Priority Revolver (SBIC)	(4)(19)	First Lien		5.00%	-%	-%	-%	5/3/2024	12/31/2026		1,656,113	1,656,113	3,312,226	0.91%
J.R. Watkins Ultimate Holdings, LLC Class A Units (SBIC)	(4)	Equity						4/9/2025			500	-	-	0.00%
Total												$15,253,321	$6,167,640	1.70%
Total Control investments												$34,432,893	$12,237,127	3.36%
Non-controlled, affiliated investments	(23)
Simpler Trading, LLC	(9)									Austin, TX
Term Loan (SBIC)	(4)	First Lien		10.00%		-%	10.00%	12/28/2021	3/21/2030	Education	$2,940,374	2,940,374	2,940,374	0.81%
Simpler Trading, LLC Preferred Units (SBIC)	(4)	Equity						3/21/2025			1,657	1,656,650	437,976	0.12%
Simpler Ultimate Holdings, LLC Class A Units (SBIC)	(4)	Equity						3/21/2025			281,936	281,936	-	0.00%
Total												$4,878,960	$3,378,350	0.93%
Total Non-controlled, affiliated investments												$4,878,960	$3,378,350	0.93%
Non-controlled, non-affiliated investments	(4)(5)
2X LLC										Berwyn, PA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	8.70%		6/5/2023	6/5/2028	Services: Business	$5,362,703	5,292,915	5,362,703	1.48%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	8.70%		10/31/2023	6/5/2028		1,412,178	1,392,589	1,412,178	0.39%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	8.70%		12/2/2024	6/5/2028		3,803,435	3,765,276	3,803,435	1.05%
Revolver	(9)(11)	First Lien	3M SOFR+	5.00%	2.00%	8.70%		6/5/2023	6/5/2028		87,500	87,500	87,500	0.02%
2X Investors LP Class A Units		Equity						6/5/2023			43,875	176,915	1,215,590	0.33%
Total												$10,715,195	$11,881,406	3.27%
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	9.96%		5/7/2021	5/7/2028	Services: Business	$16,734,880	16,701,784	16,651,207	4.59%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.96%		5/7/2021	5/7/2028		129,902	129,902	129,252	0.04%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.98%		5/7/2021	5/7/2028		649,510	649,510	646,262	0.18%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			8,644	86,444	0	0.00%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,780	777,995	670,308	0.18%
Total												$18,345,635	$18,097,029	4.99%
AdCellerant LLC	(9)									Denver, CO
Term A Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.00%	2.00%	9.67%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$9,775,000	9,654,877	9,726,125	2.68%
AdCellerant Holdings, LLC Series A Units		Equity						12/12/2023			728,710	728,710	585,505	0.16%
Total												$10,383,587	$10,311,630	2.84%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)	First Lien		5.00%	-%	-%	5.00%	6/4/2021	12/31/2027	Aerospace & Defense	$13,350,981	13,335,678	12,950,452	3.57%
Priority Revolver (SBIC II)	(5)(9)	First Lien		5.00%	-%	-%	5.00%	9/30/2024	12/31/2027		15,895	15,895	31,790	0.01%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	-	0.00%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	-	0.00%
ADS Group Topco, LLC Class D Units		Equity						9/30/2024			432	-	-	0.00%
ADS Group Topco, LLC Class Y Units		Equity						4/11/2023			48,216	165,027	73,705	0.02%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	-	0.00%
Total												$14,284,529	$13,055,947	3.60%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	11/30/2020	11/30/2026	Containers, Packaging, & Glass	$16,843,750	16,797,975	1,515,939	0.42%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	12/6/2024	11/30/2026		795,882	970,378	2,387,646	0.66%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	2/5/2025	11/30/2026		875,000	875,000	2,625,000	0.72%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	3/26/2025	11/30/2026		500,000	500,000	1,500,000	0.41%
Term Loan A (SBIC)	(4)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		2,607,637	565,204	234,687	0.06%
Revolver (SBIC)	(4)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		1,558,434	337,790	140,259	0.04%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			1,562	156,182	-	0.00%
Total												$20,730,924	$8,403,531	2.31%
AGT Robotique Inc.	(7)(27)									Trois Rivieres, Canada
Term Loan	(11)	First Lien	3M SOFR+	7.50%	1.00%	9.20%		6/24/2024	6/22/2029	Capital Equipment	$10,539,209	10,388,993	10,328,425	2.85%
Total												$10,388,993	$10,328,425	2.85%
American Refrigeration, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.00%	1.50%	8.70%		3/31/2023	3/31/2028	Capital Equipment	$8,027,407	7,932,493	8,027,407	2.21%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.70%		3/31/2023	3/31/2028		98,000	97,326	98,000	0.03%
AR-USA Holdings, LLC Class A Units	(6)	Equity						3/31/2023			141	126,223	255,101	0.07%
Total												$8,156,042	$8,380,508	2.31%
AMII Acquisition, LLC	(9)									Coral Gables, FL
Term Loan (SBIC II )	(5)(11)	First Lien	3M SOFR+	4.50%	1.50%	8.20%		12/4/2024	12/4/2029	Services: Consumer	$8,709,224	8,606,973	8,665,678	2.39%
AMII Holdings, LP Class B Units		Equity						12/3/2024			14,246	142,460	201,204	0.06%
Total												$8,749,433	$8,866,882	2.45%
Amika OpCo LLC	(9)									Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.25%	0.75%	9.14%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$94,638	93,587	94,638	0.03%
Term Loan	(11)	First Lien	6M SOFR+	5.75%	0.75%	9.63%		12/5/2023	7/1/2029		9,487,510	9,361,122	9,487,510	2.61%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	38,133	322,593	0.09%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	21,141	92,168	0.03%
Total												$9,513,983	$9,996,909	2.76%
Anne Lewis Strategies, LLC
SG AL Investment, LLC Common Units		Equity						3/5/2021		Washington, DC	1,000	327,192	3,436,836	0.95%
SG AL Investment, LLC Common-A Units	(6)	Equity						12/22/2023		Services: Business	239	470,656	985,826	0.27%
Total												$797,848	$4,422,662	1.22%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	66,072	0.02%
Total												$375,000	$66,072	0.02%
ArborWorks, LLC										Oakhurst, CA
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	-%	10.28%	11/6/2023	11/6/2028	Environmental Industries	$4,178,171	4,178,171	4,178,171	1.15%
Revolver	(9)	First Lien		15.00%		-%	15.00%	11/6/2023	11/6/2028		1,908,170	1,908,170	1,908,170	0.53%
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units		Equity						11/6/2023			16,037	3,610,847	8,157,677	2.25%
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units		Equity						11/6/2023			16,037	-	-	0.00%
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units		Equity						11/6/2023			1,923	-	-	0.00%
Total												$9,697,188	$14,244,018	3.93%
Arctiq, Inc.										Irvine, CA
Green Topco Holdings, LLC Class A Units		Equity						8/8/2023		High Tech Industries	288,000	219,226	751,544	0.21%
Green Topco Holdings, LLC Common Units		Equity						2/3/2026			16,598	-	-	0.00%
Total												$219,226	$751,544	0.21%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	-	2,342,141	0.65%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	8,848,087	2.44%
Total												$-	$11,190,228	3.09%
Axis Portable Air, LLC										Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.00%	1.00%	8.70%		3/22/2022	12/31/2030	Capital Equipment	$9,286,250	9,215,322	9,286,250	2.56%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.00%	1.00%	8.70%		4/17/2023	12/31/2030		1,851,004	1,833,421	1,851,004	0.51%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.70%		3/22/2022	12/31/2030		97,750	97,345	97,750	0.03%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	2,966,777	0.82%
Total												$11,589,724	$14,201,781	3.92%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Baker Manufacturing Company, LLC										Evansville, WI
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022		Capital Equipment	743,770	743,770	1,087,673	0.30%
Total												$743,770	$1,087,673	0.30%
Bart & Associates, LLC										McLean, VA
Term Loan (SBIC)	(4)(10)(12)	First Lien	3M SOFR+	5.00%	1.00%	9.12%		8/16/2024	8/16/2030	High Tech Industries	$8,808,516	8,685,981	8,808,516	2.43%
Term Loan (SBIC)	(4)(10)(12)	First Lien	3M SOFR+	5.00%	1.00%	9.12%		1/2/2026	8/16/2030		$1,995,000	1,960,084	1,995,000	0.55%
Delayed Draw Term Loan	(10)(12)	First Lien	3M SOFR+	5.00%	1.00%	9.12%		8/16/2024	8/16/2030		$1,720,387	1,707,061	1,720,387	0.47%
B&A Partners Holding, LLC Series A Preferred Units		Equity						8/16/2024			722,411	722,411	905,066	0.25%
B&A Partners Holding, LLC Series B Preferred Units		Equity						1/2/2026			35,585	43,413	-	0.00%
Total												$13,118,950	$13,428,969	3.70%
BL Products Parent, L.P.										Houston, TX
Class A Units		Equity						2/1/2022		Capital Equipment	879,060	983,608	1,062,555	0.29%
Total												$983,608	$1,062,555	0.29%
Café Valley, Inc.										Phoenix, AZ
CF Topco LLC Units		Equity						8/28/2019		Beverage & Food	9,160	916,015	1,653,928	0.46%
Total												$916,015	$1,653,928	0.46%
Carolinas Buyer, Inc.	(9)									Charlotte, NC
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.95%		12/20/2024	12/20/2030	Beverage & Food	$6,762,846	6,663,689	6,593,775	1.82%
Carolinas Holding, L.P. Class A Units		Equity						12/20/2024			466	465,637	367,569	0.10%
Total												$7,129,326	$6,961,344	1.92%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.70%		2/19/2021	12/31/2027	Services: Business	$7,782,246	7,782,246	7,782,246	2.14%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.70%		12/20/2024	12/31/2027		2,956,298	2,940,009	2,956,298	0.81%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	132,919	297,723	0.08%
Total												$10,855,174	$11,036,267	3.03%
Cerebro Buyer, LLC	(9)									Columbia, SC
Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.67%		3/15/2023	3/15/2029	Healthcare & Pharmaceuticals	$4,526,683	4,460,479	4,526,683	1.25%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.67%		11/12/2024	3/15/2029		150,761	149,652	150,761	0.04%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.67%		11/12/2024	3/15/2029		226,141	224,477	226,141	0.06%
Cerebro Holdings Partnership, L.P. Series A Partner Interests		Equity						3/15/2023			62,961	62,961	68,130	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests		Equity						3/15/2023			341,091	328,640	369,090	0.10%
Total												$5,226,209	$5,340,805	1.47%
CF Arch Holdings LLC										Houston, TX
Class A Units	(6)	Equity						8/10/2022		Services: Business	100,000	77,583	168,595	0.05%
Total												$77,583	$168,595	0.05%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.00%	9.86%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$13,187,513	13,156,922	13,121,575	3.61%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.89%		9/1/2021	9/1/2026		2,847,824	2,844,393	2,833,585	0.78%
Revolver	(11)	First Lien	1M SOFR+	6.00%	1.00%	9.69%		9/1/2021	9/1/2026		9,000	9,000	8,955	0.00%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			220,930	220,930	169,636	0.05%
Total												$16,231,245	$16,133,751	4.44%
Champion Services Acquireco LLC	(9)									Round Rock, TX
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.70%		9/19/2025	9/19/2030	Construction & Building	$11,040,000	10,836,870	10,764,000	2.97%
Champion Services Holdings LLC Class A-1 Units		Equity						9/19/2025			268,889	268,889	220,359	0.06%
Total												$11,105,759	$10,984,359	3.03%
Channel Partners Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	2.00%	10.64%		2/24/2022	2/7/2027	Retail	$12,948,948	12,921,323	12,948,948	3.56%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	2.00%	10.64%		3/27/2023	2/7/2027		1,651,182	1,646,632	1,651,182	0.45%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	10.67%		2/24/2022	2/7/2027		54,070	54,070	54,070	0.01%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	10.64%		2/24/2022	2/7/2027		23,656	23,656	23,656	0.01%
Total												$14,645,681	$14,677,856	4.03%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
CompleteCase, LLC										Seattle, WA
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020		Services: Consumer	417	5	-	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	135,234	0.04%
CompleteCase Holdings, Inc. Class A Common Stock		Equity						4/27/2023			89	1	-	0.00%
CompleteCase Holdings, Inc. Series C Preferred Stock		Equity						4/27/2023			111	111,408	111,409	0.03%
Total												$633,148	$246,643	0.07%
Compost 360 Acquisition, LLC	(9)									Tampa, FL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	8.70%	1.50%	8/2/2023	8/2/2028	Environmental Industries	$9,517,017	9,386,405	8,993,581	2.48%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	8.70%	1.50%	8/2/2023	8/2/2028		1,047,731	1,038,171	990,106	0.27%
Revolver	(11)	First Lien	3M SOFR+	8.50%	2.00%	12.20%		8/2/2023	8/2/2028		12,163	12,163	11,494	0.00%
Revolver	(11)	First Lien	3M SOFR+	8.50%	2.00%	12.20%		8/2/2023	8/2/2028		48,868	48,868	46,180	0.01%
Compost 360 Investments, LLC Class A Units		Equity						8/2/2023			3,124	300,041	71,921	0.02%
Compost 360 Investments, LLC Preferred Units		Equity						8/29/2025			614	27,630	40,281	0.01%
Total												$10,813,278	$10,153,563	2.79%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.10%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,825,000	4,786,453	4,825,000	1.33%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	389,789	0.11%
Total												$5,072,167	$5,214,789	1.44%
Craftable Intermediate II Inc.	(9)									Dallas, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.50%	9.20%		6/30/2023	6/30/2028	High Tech Industries	$9,856,832	9,753,183	9,856,832	2.72%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.50%	9.20%		6/30/2023	6/30/2028		40,000	40,000	40,000	0.01%
Gauge Craftable LP Partnership Interests		Equity						6/30/2023			626,690	626,690	1,151,341	0.32%
Total												$10,419,873	$11,048,173	3.05%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.20%		7/29/2022	12/31/2028	Services: Business	$12,624,039	12,544,848	12,497,799	3.43%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.20%		7/29/2022	12/31/2028		40,570	40,570	40,164	0.01%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			867,173	867,173	758,724	0.21%
Total												$13,452,591	$13,296,687	3.65%
DFO Enterprises, LLC	(9)									Rochester, MN
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.00%	1.50%	8.70%		9/22/2025	9/22/2030	Capital Equipment	$11,522,572	11,336,998	11,407,346	3.14%
DFO Ultimate Holding, LP Class A Units		Equity						9/22/2025			8,931	412,252	901,709	0.25%
Total												$11,749,250	$12,309,055	3.39%
DMD Systems Recovery, LLC	(9)									Tempe, AZ
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.70%		8/22/2025	8/22/2031	High Tech Industries	$6,100,000	6,001,156	6,008,500	1.66%
Phoenix Parent LLC Common Units		Equity						8/19/2025			180,000	180,000	220,615	0.06%
Total												$6,181,156	$6,229,115	1.72%
DTE Holding Company, LLC										Roselle, IL
Class A-2 Units		Equity						4/13/2018		Energy: Oil & Gas	776,316	466,204	-	0.00%
Class AA Units		Equity						4/13/2018			723,684	723,684	-	0.00%
Total												$1,189,888	$-	0.00%
Elder Care Opco LLC	(9)									Scarsdale, NY
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	4.75%	1.50%	8.45%		7/31/2025	7/31/2030	Healthcare & Pharmaceuticals	$7,765,545	7,647,713	7,649,062	2.11%
Rallyday Elder Care Co-Investors LP Partnership Interests		Equity						7/31/2025			910,966	916,719	1,096,600	0.30%
Total												$8,564,432	$8,745,662	2.41%
Elliott Aviation, LLC										Moline, IL
Term Loan	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	11.82%	1/31/2020	4/30/2026	Aerospace & Defense	$9,881,671	9,881,671	8,745,279	2.41%
SP EA Holdings LLC Term Loan		Unsecured		15.00%	-%	-%	15.00%	10/26/2023	6/30/2026		79,127	79,127	-	0.00%
Term Loan		First Lien		4.31%	-%	-%	4.31%	4/25/2025	4/30/2026		60,480	60,480	53,525	0.01%
Revolver A	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	11.82%	1/31/2020	4/30/2026		1,632,666	1,632,666	1,632,666	0.45%
Revolver B	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	11.82%	3/1/2023	4/30/2026		768,822	768,822	768,822	0.21%
Revolver C (Priority)	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	11.82%	3/7/2025	4/30/2026		1,049,747	1,049,747	1,049,747	0.29%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			105,938,486	901,594	-	0.00%
Total												$14,374,107	$12,250,039	3.37%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Environmental Remedies, LLC	(9)									Hayward, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.95%		1/15/2025	1/15/2030	Services: Business	$7,257,454	7,141,174	7,112,305	1.96%
ERI Parent Holdings, LLC Class A Units	(6)	Equity						1/15/2025			163,109	160,347	123,316	0.03%
Total												$7,301,521	$7,235,621	1.99%
Equine Network, LLC										Boulder, CO
Term A Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	6.50%	1.00%	10.28%		5/22/2023	5/22/2028	Hotel, Gaming, & Leisure	$6,931,491	6,837,814	6,931,491	1.91%
Term A Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.28%		7/28/2025	5/22/2028		$2,111,673	2,069,731	2,111,673	0.58%
Revolver	(9)(11)	First Lien	1M SOFR+	6.50%	1.00%	10.28%		5/22/2023	5/22/2028		166,667	166,667	166,667	0.05%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.28%		5/22/2023	5/22/2028		97,900	97,900	97,900	0.03%
Total												$9,172,112	$9,307,731	2.57%
Eskola LLC										Morristown, TN
Term Loan	(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	-%	9.71%	12/19/2024	12/19/2029	Construction & Building	$7,693,747	7,589,472	7,078,247	1.95%
Delayed Draw Term Loan	(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	-%	9.87%	12/19/2024	12/19/2029		2,849,838	2,833,315	2,621,851	0.72%
Eskola Holdings, LLC Class A Units		Equity						12/19/2024			314	893,747	11,846	0.00%
Eskola Holdings, LLC Class C Units		Equity						6/4/2025			28	56,349	1,224	0.00%
Eskola Holdings, LLC Class D Units		Equity						3/24/2026			1,014	101,429	53,480	0.01%
Total												$11,474,312	$9,766,648	2.68%
evolv Consulting, LLC	(9)									Dallas, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.16%		12/7/2023	12/7/2028	Services: Business	$9,335,314	9,219,715	9,335,314	2.57%
evolv Holdco, LLC Preferred Units		Equity						12/7/2023			481,521	481,521	650,797	0.18%
Total												$9,701,236	$9,986,111	2.75%
Evriholder Acquisition, Inc.										Anaheim, CA
Term Loan (SBIC II)	(5)(9)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.60%		1/23/2023	1/24/2028	Consumer Goods: Durable	$11,943,233	11,812,602	11,883,517	3.26%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	941,928	0.26%
Total												$12,685,935	$12,825,445	3.52%
Exacta Land Surveyors, LLC	(20)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	9.60%	1.00%	2/8/2019	12/31/2027	Services: Business	$16,306,780	16,306,780	15,654,510	4.31%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	9.60%	1.00%	7/15/2022	12/31/2027		991,982	991,982	952,303	0.26%
SP EA Holdings LLC Term Loan		Unsecured		15.00			15.00%	4/22/2024	6/30/2028		115,243	115,243	80,670	0.02%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,338,661	1,124,414	169,759	0.05%
Total												$18,538,419	$16,857,242	4.64%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.00%	10.02%		3/16/2022	3/16/2027	Services: Business	$8,608,719	8,579,109	8,436,545	2.32%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	134,603	0.04%
Total												$8,956,644	$8,571,148	2.36%
FairWave Holdings, LLC	(9)									Kansas City, MO
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.45%		4/1/2024	4/1/2029	Beverage & Food	$7,462,960	7,348,917	7,425,645	2.05%
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.45%		12/31/2025	4/1/2029		103,461	101,764	102,944	0.03%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.45%		4/1/2024	4/1/2029		494,992	494,992	492,517	0.14%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.45%		4/1/2024	4/1/2029		609,221	609,221	606,175	0.17%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.45%		4/1/2024	4/1/2029		2,634,468	2,611,957	2,621,296	0.72%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.45%		12/31/2025	4/1/2029		566,354	561,613	563,522	0.16%
GRC Java Holdings, LLC Class A Units		Equity						4/1/2024			3,229	347,692	509,000	0.14%
Total												$12,076,156	$12,321,099	3.41%
Fidus Systems Inc.	(7)(9)									Ottawa, Canada
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.50%	9.20%		10/17/2025	10/17/2031	High Tech Industries	$4,747,201	4,668,460	4,675,993	1.29%
Fidus Investments Holdings, L.P. Common Units		Equity						10/17/2025			268	267,728	292,465	0.08%
Total												$4,936,188	$4,968,458	1.37%
FiscalNote Boards LLC	(7)(9)									Toronto, Canada
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	8.92%		3/11/2024	3/12/2029	Services: Business	$3,189,592	3,147,438	3,141,748	0.87%
FCP-Connect Holdings LLC Class A Common Shares		Equity						5/28/2024			284	-	-	0.00%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity						5/28/2024			284	190,382	150,112	0.04%
Total												$3,337,820	$3,291,860	0.91%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)	Second Lien	3M SOFR+	9.00%	1.50%	12.80%		5/1/2018	4/30/2027	Services: Business	$4,500,000	4,500,000	4,410,000	1.21%
Total												$4,500,000	$4,410,000	1.21%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.27%		10/18/2019	11/30/2026	Beverage & Food	$12,091,429	12,089,052	12,030,972	3.31%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.28%		10/18/2019	11/30/2026		441,919	441,919	439,709	0.12%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.27%		10/18/2019	11/30/2026		176,768	176,768	175,884	0.05%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.32%		10/18/2019	11/30/2026		2,032,828	2,032,828	2,022,664	0.56%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	563,209	2,128,229	0.59%
Total												$15,303,776	$16,797,458	4.63%
GSF Buyer, LLC	(9)									North Andover, MA
Term Loan	(11)	First Lien	3M SOFR+	4.75%	1.00%	8.42%		4/30/2025	4/30/2031	Beverage & Food	$4,238,674	4,182,609	4,196,287	1.16%
GSF Group Holdings, L.P. Class A2 Units		Equity						4/30/2025			241	240,595	210,727	0.06%
Total												$4,423,204	$4,407,014	1.22%
Guidant Corp.	(9)									Erie, PA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.20%		3/11/2024	3/12/2029	Energy: Oil & Gas	$9,828,634	9,599,511	9,828,634	2.70%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.20%		3/11/2024	3/12/2029		422,283	422,283	422,283	0.12%
Titan Meter Topco LP Class A Units		Equity						3/11/2024			574,863	581,608	986,653	0.27%
Total												$10,603,402	$11,237,570	3.09%
HV Watterson Holdings, LLC	(29)									Schaumburg, IL
Term Loan		First Lien		12.00%	-%	-%		12/17/2021	12/17/2026	Services: Business	$13,568,717	13,523,185	7,869,856	2.17%
Revolver		First Lien		12.00%	-%	-%		12/17/2021	12/17/2026		99,975	99,975	57,986	0.02%
Delayed Draw Term Loan		First Lien		12.00%	-%	-%		12/17/2021	12/17/2026		329,632	328,984	191,187	0.05%
HV Watterson Parent, LLC Class A Units		Equity						12/17/2021			1,632	1,631,591	-	0.00%
Total												$15,583,735	$8,119,029	2.24%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	1,252,762	0.35%
Total												$-	$1,252,762	0.35%
Identity Theft Guard Solutions, Inc.	(9)									Portland, OR
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.50%	9.17%		2/28/2025	2/28/2030	Services: Business	$8,635,658	8,493,222	8,549,301	2.36%
IDX Parent, LLC Class A-2 Units		Equity						2/28/2025			352,915	352,915	563,339	0.16%
Total												$8,846,137	$9,112,640	2.52%
Impact Home Services LLC										Tampa, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	8.50%	2.00%	12.20%		4/28/2023	4/28/2028	Services: Consumer	$5,790,254	5,719,353	5,703,400	1.57%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	8.50%	2.00%	12.20%		10/11/2023	4/28/2028		527,740	520,819	519,824	0.14%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	8.50%	2.00%	12.20%		6/30/2023	4/28/2028		263,193	259,881	259,245	0.07%
Revolver	(11)(17)	First Lien	3M SOFR+	8.50%	2.00%	12.20%		4/28/2023	4/28/2028		82,500	82,500	81,263	0.02%
Impact Holdings Georgia LLC Class A Units		Equity						4/28/2023			375	375,156	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity						1/31/2024			38	37,962	52,350	0.01%
Total												$6,995,671	$6,616,082	1.81%
Infolinks Media Buyco, LLC										Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	9.45%		11/1/2021	5/1/2028	Media: Advertising, Printing & Publishing	$7,168,033	7,145,998	7,096,353	1.95%
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.45%		6/6/2024	5/1/2028		2,440,641	2,429,831	2,416,235	0.67%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.45%		11/1/2021	5/1/2028		1,444,163	1,440,887	1,429,721	0.39%
Tower Arch Infolinks Media, LP LP Interests	(6)(15)	Equity						10/28/2021			506,165	252,349	233,340	0.06%
Total												$11,269,065	$11,175,649	3.07%
Informativ, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	9.60%		7/30/2021	7/30/2027	High Tech Industries	$8,286,321	8,273,391	8,286,321	2.28%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	9.60%		3/31/2022	7/30/2027		6,247,279	6,236,208	6,247,279	1.72%
Credit Connection Holdings, LLC Series A Units		Equity						7/30/2021			804,384	300,783	1,507,414	0.42%
Total												$14,810,382	$16,041,014	4.42%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Inoapps Bidco, LLC										Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	9.59%		2/15/2022	8/15/2028	High Tech Industries	£9,625,000	$12,996,305	$12,654,978	3.48%
Revolver	(11)	First Lien	1M SOFR+	5.75%	1.00%	9.53%		2/15/2022	8/15/2028		20,000	20,000	20,000	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.68%		2/15/2022	8/15/2028		80,417	80,229	80,417	0.02%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	1,107,638	0.31%
Total												$13,880,290	$13,863,033	3.82%
iNovex Information Systems Incorporated	(9)									Columbia, MD
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.00%	8.95%		12/17/2024	12/17/2030	Services: Business	$7,428,157	7,334,817	7,316,735	2.02%
Revolver	(11)	First Lien	1M SOFR+	5.25%	1.00%	8.93%		12/17/2024	12/17/2030		5,000	5,000	4,925	0.00%
Revolver	(11)	First Lien	1M SOFR+	5.25%	1.00%	8.95%		12/17/2024	12/17/2030		9,000	9,000	8,865	0.00%
Total												$7,348,817	$7,330,525	2.02%
International Cybernetics Acquisition, LLC	(9)									Largo, FL
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.95%		6/3/2025	6/3/2030	Services: Business	$4,712,393	4,640,750	4,641,707	1.28%
International Cybernetics Holdings, LP Class B Units		Equity						6/2/2025			1,051	105,113	90,896	0.03%
Total												$4,745,863	$4,732,603	1.31%
Invincible Boat Company LLC										Opa Locka, FL
Term Loan	(11)	First Lien	1M SOFR+	7.50%	1.50%	8.00%	3.32%	8/28/2019	3/31/2028	Consumer Goods: Durable	$5,395,913	5,395,913	4,451,628	1.23%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	7.50%	1.50%	8.00%	3.32%	8/28/2019	3/31/2028		4,980,843	4,980,843	4,109,195	1.13%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	7.50%	1.50%	8.00%	3.32%	6/1/2021	3/31/2028		1,108,303	1,108,303	914,350	0.25%
Revolver	(11)	First Lien	1M SOFR+	7.50%	1.50%	11.32%		8/28/2019	3/31/2028		1,595,745	1,595,745	1,316,490	0.36%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	-	0.00%
Total												$14,380,495	$10,791,663	2.97%
Ledge Lounger, Inc.										Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	7.50%	1.00%	0.00%	11.35%	11/9/2021	11/9/2027	Consumer Goods: Durable	$8,116,889	8,094,115	7,264,616	2.00%
Revolver	(11)	First Lien	3M SOFR+	7.50%	1.00%	0.00%	11.35%	11/9/2021	11/9/2027		91,508	91,508	81,900	0.02%
SP L2 Holdings LLC Class A Units		Equity						11/3/2025			398,972	-	-	0.00%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			50,596,837	389,832	-	0.00%
SP L2 Holdings LLC Class C Units (SBIC)	(4)	Equity						10/9/2024			140,834	34,504	-	0.00%
Total												$8,609,959	$7,346,516	2.02%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.25%	1.00%	9.85%		6/6/2022	6/5/2028	Consumer Goods: Non-Durable	$11,214,012	11,149,499	11,157,942	3.07%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	391,274	255,289	0.07%
Total												$11,540,773	$11,413,231	3.14%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.35%		9/2/2022	9/2/2027	Consumer Goods: Durable	$86,331	85,882	86,331	0.02%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.17%		9/2/2022	9/2/2027		16,667	16,667	16,667	0.00%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	201,375	0.06%
Total												$202,549	$304,373	0.08%
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	1M SOFR+	7.00%	1.00%	10.67%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$3,638,939	3,594,472	3,238,656	0.89%
Term Loan	(11)	First Lien	1M SOFR+	7.50%	1.00%	-%	11.17%	12/30/2022	12/30/2028		909,735	898,618	809,664	0.22%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity						7/7/2023			404,964	404,964	51,867	0.01%
Total												$4,898,054	$4,100,187	1.12%
MBH Management LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.00%	1.50%	8.67%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$9,358,283	9,213,864	9,358,283	2.58%
MBH Parent, LLC Common Units	(6)	Equity						11/15/2024			646,944	614,511	999,978	0.28%
Total												$9,828,375	$10,358,261	2.86%
MedLearning Group, LLC										New York, NY
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.45%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$4,252,433	4,207,685	4,231,171	1.17%
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.45%		3/26/2024	12/30/2027		2,492,293	2,466,066	2,479,832	0.68%
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.45%		3/26/2024	12/30/2027		2,035,353	2,013,996	2,025,176	0.56%
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.45%		8/5/2025	12/30/2027		992,500	981,341	987,538	0.27%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.45%		3/26/2024	12/30/2027		2,424,410	2,406,841	2,412,288	0.66%
Total												$12,075,929	$12,136,005	3.34%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Michelli, LLC	(9)									New Orleans, LA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.00%	2.00%	8.70%		12/21/2023	12/21/2028	Capital Equipment	$4,887,500	4,826,683	4,887,500	1.35%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	8.70%		12/21/2023	12/21/2028		3,827,896	3,801,453	3,827,896	1.05%
SP MWM Holdco LLC Class A Units		Equity						12/21/2023			509,215	509,215	806,469	0.22%
Total												$9,137,351	$9,521,865	2.62%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.50%	1.00%	9.27%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$5,099,275	5,079,165	5,099,275	1.40%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.50%	1.00%	9.27%		11/20/2024	4/3/2028		4,201,105	4,187,407	4,201,105	1.16%
Total												$9,266,572	$9,300,380	2.56%
Mobotrex Acquisition, LLC	(9)									Davenport, IA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.70%		2/28/2025	6/7/2031	Wholesale	$5,131,044	5,069,473	5,079,734	1.40%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.70%		2/28/2025	6/7/2031		3,578,584	3,535,642	3,542,798	0.98%
Revolver	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.70%		2/28/2025	6/7/2031		11,585	11,585	11,469	0.00%
Revolver	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.70%		2/28/2025	6/7/2031		5,793	5,793	5,735	0.00%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.70%		11/6/2025	6/7/2031		256,165	254,660	253,603	0.07%
Total												$8,877,153	$8,893,339	2.45%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	2.00%	9.20%		5/19/2021	5/19/2028	Consumer Goods: Non-Durable	$15,076,148	15,064,114	14,925,388	4.10%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	908,758	0.25%
Total												$15,997,447	$15,834,146	4.35%
Monarch Behavioral Therapy, LLC	(9)									Addison, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	5.00%	1.00%	8.67%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$6,646,254	6,544,713	6,613,023	1.82%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.67%		6/6/2024	6/6/2030		614,310	614,310	611,238	0.17%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.67%		6/6/2024	6/6/2030		901,587	894,095	897,079	0.25%
BI Investors, LLC Class A Units		Equity						6/6/2024			4,343	430,481	590,501	0.16%
Total												$8,483,599	$8,711,841	2.40%
Monitorus Holding, LLC	(7)									London, UK
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.21%		5/24/2022	5/24/2027	Media: Diversified & Production	$104,998	104,728	102,898	0.03%
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.21%		6/27/2025	5/24/2027		€1,458,975	1,674,647	1,639,718	0.45%
Revolver	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.21%		5/24/2022	5/24/2027		€106,498	115,781	113,465	0.03%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.21%		5/24/2022	5/24/2027		€104,998	105,976	103,856	0.03%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	3,366	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	3,366	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	3,366	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	3,366	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	3,366	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	3,366	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	3,366	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	3,366	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	3,366	0.00%
Sapphire Aggregator S.a r.l. Class 3 Ordinary Shares		Equity						3/31/2025			8,422,591	48,774	44,279	0.01%
Total												$2,150,310	$2,034,510	0.55%
Morgan Electrical Group Intermediate Holdings, Inc.	(9)									Freemont, CA
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	9.92%		8/3/2023	8/3/2029	Construction & Building	$4,054,417	3,995,173	4,013,873	1.11%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	9.92%		8/3/2023	8/3/2029		1,602,969	1,590,698	1,586,939	0.44%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity						8/3/2023			380	380,330	237,839	0.07%
Total												$5,966,201	$5,838,651	1.62%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Naumann/Hobbs Material Handling Corporation II, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.45%		8/30/2019	12/31/2026	Services: Business	$8,007,016	8,007,016	7,886,911	2.17%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.45%		8/30/2019	12/31/2026		5,049,254	5,049,254	4,973,515	1.37%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.45%		8/30/2019	12/31/2026		1,789,578	1,789,578	1,762,734	0.49%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class B Units		Equity						12/27/2024			142	142,200	623,904	0.17%
Naumann Hobbs Holdings, L.P. Class W-1 Units		Equity						5/27/2025			57	-	-	0.00%
Naumann Hobbs Holdings, L.P. Class W-2 Units		Equity						5/27/2025			49	-	248,616	0.07%
Total												$15,428,806	$15,495,680	4.27%
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.70%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,962,500	4,925,487	4,962,500	1.37%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.71%		10/12/2022	10/12/2027		20,000	20,000	20,000	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.70%		10/12/2022	10/12/2027		100,000	99,521	100,000	0.03%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	333,639	0.09%
Gauge NINJIO Blocker LLC Preferred Units		Equity						9/22/2023			14	14,470	21,705	0.01%
Total												$5,372,731	$5,437,844	1.51%
Norplex Micarta Acquisition, Inc.	(9)									Postville, IA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.50%	8.92%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$12,837,500	12,640,621	12,709,125	3.50%
Revolver	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.95%		10/31/2024	10/31/2029		$166,667	166,667	165,000	0.05%
Norplex Micarta Parent, LP Preferred Units		Equity						10/31/2024			739,804	739,804	737,285	0.20%
Total												$13,547,092	$13,611,410	3.75%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M SOFR+	8.25%	1.00%	12.05%		5/6/2019	5/6/2027	Services: Consumer	$7,615,000	7,615,000	7,615,000	2.10%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	892,605	0.25%
Total												$8,410,002	$8,507,605	2.35%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.75%	1.75%	9.45%		11/16/2022	11/16/2027	Services: Business	$12,225,256	12,127,451	12,225,256	3.37%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	1,290,894	0.36%
Total												$12,734,193	$13,516,150	3.73%
Pacific Shoring Holdings, LLC	(9)									Santa Rosa, CA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.70%		1/10/2025	1/10/2030	Capital Equipment	$8,415,000	8,297,372	8,330,850	2.30%
Revolver	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.71%		1/10/2025	1/10/2030		20,000	20,000	19,800	0.01%
PSP Ultimate Holding, LP Class A Units		Equity						1/10/2025			10,606	498,491	648,873	0.18%
Total												$8,815,863	$8,999,523	2.49%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	-	5,704,257	1.57%
Total												$-	$5,704,257	1.57%
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.35%	0.50%	7/1/2019	6/30/2027	Transportation & Logistics	$13,892,190	13,892,190	13,753,268	3.78%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	9.35%	0.50%	7/1/2019	6/30/2027		1,821,927	1,821,927	1,803,708	0.50%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.35%	0.50%	7/1/2019	6/30/2027		6,063	6,063	6,002	0.00%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.35%	0.50%	7/1/2019	6/30/2027		960,683	960,683	951,076	0.26%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			471,211	9,995	255,043	0.07%
Total												$16,690,858	$16,769,097	4.61%
Pearl Media Holdings, LLC	(24)									Montclair, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.10%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$8,597,389	8,539,928	8,468,428	2.33%
Total												$8,539,928	$8,468,428	2.33%
Peltram Group Holdings LLC										Auburn, WA
Class A Units		Equity						12/30/2021		Construction & Building	508,516	451,142	677,889	0.19%
Total												$451,142	$677,889	0.19%
Pilot Power Group Acquisition, Inc.										San Diego, CA
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.25%	1.50%	9.93%		12/18/2025	12/18/2030	Services: Business	$12,000,000	11,798,120	11,820,000	3.26%
BCM Pilot Opportunity Parent, LLC Class A Common Interests	(28)	Equity						12/18/2025			4,423	366,868	495,555	0.14%
Total												$12,164,988	$12,315,555	3.40%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Plus Delta Buyer LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.95%		1/16/2025	1/16/2031	Services: Business	$7,326,000	7,201,558	7,216,110	1.99%
Plus Delta Parent LLC Class A Units		Equity						1/16/2025			325,765	325,764	320,219	0.09%
Total												$7,527,322	$7,536,329	2.08%
Precision Strategies, LLC	(9)									Washington, DC
Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.67%		3/3/2026	3/3/2031	Services: Business	$6,176,011	6,084,573	6,084,544	1.68%
Total												$6,084,573	$6,084,544	1.68%
Premiere Digital Services, Inc.	(9)									Los Angeles, CA
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	8.92%		11/3/2021	11/3/2026	Media: Broadcasting & Subscription	$12,038,926	12,029,788	12,038,926	3.31%
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018			5,000	-	2,825,755	0.78%
Total												$12,029,788	$14,864,681	4.09%
Pure Upper Holdco LLC	(9)									Newtown Square, PA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	4.75%	1.00%	8.45%		12/3/2025	12/3/2031	Healthcare & Pharmaceuticals	$9,975,000	9,879,456	9,875,250	2.72%
Xanitos Topco, LLC Class A Units		Equity						12/3/2025			246,667	246,667	257,410	0.07%
Total												$10,126,123	$10,132,660	2.79%
Recharged Opco, LLC										Bradenton, FL
Term Loan	(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028	Services: Consumer	$5,324,759	5,287,947	3,114,984	0.86%
Revolver	(18)(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		83,115	83,115	48,622	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	7/2/2024	2/7/2028		20,223	20,223	40,446	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	9/13/2024	2/7/2028		20,000	20,000	40,000	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	11/12/2024	2/7/2028		45,000	45,000	90,000	0.02%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	1/3/2025	2/7/2028		10,000	10,000	20,000	0.01%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	2/7/2025	2/7/2028		31,000	31,000	62,000	0.02%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	10/22/2025	2/7/2028		120,000	120,000	240,000	0.07%
Priority Revolver	(9)(18)(26)	First Lien		12.50%		-%	-%	12/15/2025	2/7/2028		32,500	32,500	65,000	0.02%
Delayed Draw Term Loan	(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		98,473	98,077	57,607	0.02%
Recharged Holdings, LLC Common Units		Equity						11/13/2025			61,182	-	-	0.00%
Total												$5,747,862	$3,778,659	1.05%
Red's All Natural, LLC										Franklin, TN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	4.50%	1.50%	8.96%		1/31/2023	1/31/2029	Beverage & Food	$8,815,327	8,715,947	8,727,174	2.40%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			710,600	710,600	333,829	0.09%
Total												$9,426,547	$9,061,003	2.49%
RIA Advisory Borrower, LLC	(9)									Coral Gables, FL
Term Loan	(11)	First Lien	3M SOFR+	5.50%	2.00%	9.31%		5/1/2023	8/2/2027	High Tech Industries	$5,820,000	5,774,991	5,820,000	1.60%
Revolver	(11)	First Lien	3M SOFR+	5.50%	2.00%	9.31%		5/1/2023	8/2/2027		33,064	33,064	33,064	0.01%
RIA Advisory Aggregator, LLC Class A Units		Equity						5/1/2023			104,425	165,078	271,691	0.07%
RIA Products Aggregator, LLC Class A Units	(6)	Equity						5/1/2023			81,251	69,342	39,195	0.01%
Total												$6,042,475	$6,163,950	1.69%
Said Intermediate, LLC	(9)									Boston, MA
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.17%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$7,349,610	7,246,218	7,312,862	2.01%
FCP-Said Holdings, LLC Class A Common Shares		Equity						6/13/2024			804	-	-	0.00%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity						6/13/2024			852	350,649	365,864	0.10%
Total												$7,596,867	$7,678,726	2.11%
Sales Benchmark Index, LLC										Dallas, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	9.90%		1/7/2020	7/7/2026	Services: Business	$11,968,656	11,968,656	11,968,656	3.30%
Revolver	(11)	First Lien	3M SOFR+	6.00%	2.00%	9.90%		1/7/2020	7/7/2026		443,820	443,820	443,820	0.12%
SBI Holdings Investments LLC Class A Units		Equity						1/7/2020			66,573	665,730	411,089	0.11%
Total												$13,078,206	$12,823,565	3.53%
Silver Corporate Holdings LLC										Hendersonville, TN
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.50%	9.20%		1/9/2026	1/9/2031	Services: Business	$7,112,476	6,992,741	6,992,773	1.93%
Silver Parent LLC Class A Units		Equity						1/9/2026			30,780	498,641	498,641	0.14%
Total												$7,491,382	$7,491,414	2.07%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Solid Surface Holdco, LLC	(9)									Charlotte, NC
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	9.70%		6/6/2025	6/6/2030	Services: Business	$5,651,566	5,553,093	5,651,566	1.56%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	9.70%		6/6/2025	6/6/2030		4,260,028	4,219,128	4,260,028	1.17%
Carolina Topco Holdings, LP Class A-1 Units		Equity						6/6/2025			6,881	688,137	828,141	0.23%
Total												$10,460,358	$10,739,735	2.96%
Spectra Confectionery Limited	(7)									Vaughan, Canada
Term Loan	(11)	First Lien	6M SOFR+	5.75%	1.50%	9.51%		11/14/2024	11/15/2029	Beverage & Food	$5,250,760	5,189,909	5,171,999	1.42%
SK Spectra Holdings LP Class A Units		Equity						11/15/2024			298	297,765	208,221	0.06%
Total												$5,487,674	$5,380,220	1.48%
Strategus, LLC	(9)									Englewood, CO
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.70%		1/27/2025	1/27/2031	Media: Advertising, Printing & Publishing	$7,742,928	7,627,879	7,626,784	2.10%
Revolver		First Lien	3M SOFR+	5.00%	1.00%	8.71%		1/27/2025	1/27/2031		$10,000	10,000	9,850	0.00%
CIVC Strategus Blocker, LLC Class A Units		Equity						1/27/2025			170	170,362	186,321	0.05%
Total												$7,808,241	$7,822,955	2.15%
Synergy Health Partners MSO, LLC	(9)									Troy, MI
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.67%		3/6/2026	3/6/2031	Healthcare & Pharmaceuticals	$4,000,000	3,940,779	3,940,760	1.09%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.67%		3/6/2026	3/6/2031		37,500	37,222	36,945	0.01%
Synergy Health Partners Holdings, LLC Common Units		Equity						3/6/2026			436,580	136,634	136,634	0.04%
Total												$4,114,635	$4,114,339	1.14%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units		Equity						3/1/2021		Aerospace & Defense	546,543	189,094	1,220,748	0.34%
Total												$189,094	$1,220,748	0.34%
Teckrez, LLC										Jacksonville, FL
Term Loan	(11)	First Lien	1M SOFR+	6.75%	2.00%	10.52%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$4,229,313	4,187,496	4,208,166	1.16%
Revolver	(11)	First Lien	1M SOFR+	6.75%	2.00%	10.52%		5/24/2024	11/30/2028		473,873	473,873	471,504	0.13%
Revolver		First Lien	1M SOFR+	6.75%	2.00%	10.52%		5/24/2024	11/30/2028		144,222	144,222	143,501	0.04%
HH-Teckrez Parent, LP Preferred Units		Equity						5/24/2024			90,139	90,139	182,132	0.05%
Total												$4,895,730	$5,005,303	1.38%
The Hardenbergh Group, Inc.	(9)									Livonia, MI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.30%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$10,239,350	10,097,720	10,239,350	2.82%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.30%		9/30/2024	8/7/2028		791,971	781,353	791,971	0.22%
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.30%		10/1/2025	8/7/2028		497,500	489,031	497,500	0.14%
BV HGI Holdings, L.P. Class A Units		Equity						8/7/2023			677,548	677,548	707,510	0.19%
Total												$12,045,652	$12,236,331	3.37%
The Millennium Alliance LLC	(9)									New York, NY
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.00%	1.00%	8.70%		7/31/2025	7/31/2031	Services: Business	$11,442,500	11,282,207	11,213,650	3.09%
BV MA Blocker, Inc. Class A-2 Common Stock		Equity						7/31/2025			52	515,556	579,428	0.16%
Total												$11,797,763	$11,793,078	3.25%
Tiger 21, LLC	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	4.50%	1.00%	8.20%		12/30/2024	12/30/2030	Services: Consumer	$11,850,000	11,651,664	11,850,000	3.26%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity						12/30/2024			565	564,635	849,344	0.23%
Total												$12,216,299	$12,699,344	3.49%
Tilley Distribution, Inc.	(9)									Baltimore, MD
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.85%		4/1/2022	12/31/2026	Chemicals, Plastics, & Rubber	$84,275	84,023	80,904	0.02%
Revolver		First Lien	3M SOFR+	6.00%	1.00%	9.82%		4/1/2022	12/31/2026		$13,043	13,043	12,521	0.00%
Total												$97,066	$93,425	0.02%
TradePending OpCo Aggregator, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.10%		3/2/2021	4/16/2026	High Tech Industries	$9,404,040	9,404,040	9,357,020	2.58%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.10%		8/4/2023	4/16/2026		2,405,213	2,405,213	2,393,187	0.66%
Revolver	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.10%		3/2/2021	4/16/2026		33,333	33,333	33,166	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.10%		8/4/2023	4/16/2026		671,550	671,550	668,192	0.18%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			908,333	947,699	1,624,453	0.45%
TradePending Holdings, LLC Series A-1 Units		Equity						8/4/2023			132,783	260,254	329,123	0.09%
Total												$13,722,089	$14,405,141	3.97%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
TriplePoint Acquisition Holdings LLC	(9)									Columbus, OH
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	8.95%		5/31/2024	5/31/2029	Construction & Building	$5,262,752	5,189,212	5,262,752	1.45%
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	8.95%		4/8/2025	5/31/2029		1,756,071	1,728,089	1,756,071	0.48%
TriplePoint Holdco LLC Class A Units		Equity						5/31/2024			557,968	508,733	2,315,726	0.64%
Total												$7,426,034	$9,334,549	2.57%
Unicat Catalyst Holdings, LLC										Alvin, TX
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021		Chemicals, Plastics, & Rubber	7,500	750,000	785,503	0.22%
Unicat Catalyst, LLC Class A-1 Units		Equity						12/13/2023			974	58,446	60,746	0.02%
Total												$808,446	$846,249	0.24%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.15%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$14,273,781	14,223,759	13,845,568	3.81%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,737,087	1,353,155	276,274	0.08%
Total												$15,576,914	$14,121,842	3.89%
USDTL AcquisitionCo, Inc.	(9)									Des Plaines, IL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.50%	8.95%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$5,925,000	5,826,643	5,806,500	1.60%
Revolver	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.95%		12/9/2024	12/9/2030		20,000	20,000	19,600	0.01%
Revolver	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.95%		12/9/2024	12/9/2030		20,000	20,000	19,600	0.01%
USDTL Holdings, LLC Preferred Units		Equity						12/9/2024			110	110,000	88,178	0.02%
Total												$5,976,643	$5,933,878	1.64%
Valor Buyco, LLC	(9)									Leesburg, VA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	4.75%	1.00%	8.45%		12/23/2025	12/23/2031	Services: Business	$6,000,000	5,941,930	5,940,000	1.64%
Valor Holdco LLC Voting Common Units		Equity						12/23/2025			4,306	430,556	386,382	0.11%
Total												$6,372,486	$6,326,382	1.75%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(25)	First Lien		13.50%		-%		3/13/2020	5/27/2026	Services: Business	$14,611,018	14,611,018	9,204,941	2.54%
Term Loan B	(25)	First Lien		13.50%		-%		3/13/2020	5/27/2026		177,127	177,127	111,590	0.03%
Term Loan (SBIC)	(4)(25)	First Lien		13.50%		-%		12/31/2025	5/27/2026		1,898,736	1,898,736	1,898,736	0.52%
Term Loan	(25)	First Lien		13.50%		-%		12/5/2025	5/27/2026		471,156	471,156	296,828	0.08%
Term Loan (SBIC)	(4)(25)	First Lien		13.50%		-%		2/25/2026	5/27/2026		1,256,415	1,256,415	1,256,415	0.35%
Term Loan (SBIC)	(4)(25)	First Lien		13.50%		-%		2/3/2026	5/27/2026		628,201	628,201	628,201	0.17%
Revolver	(25)	First Lien		13.50%		-%		3/13/2020	5/27/2026		2,750,080	2,750,080	1,732,550	0.48%
Delayed Draw Term Loan	(25)	First Lien		13.50%		-%		3/13/2020	5/27/2026		5,308,287	5,308,287	3,344,221	0.92%
Venbrook Holdings, LLC Convertible Term Loan	(14)(25)	Unsecured		10.00%	-%	-%		3/31/2022	12/20/2028		117,483	117,483	-	0.00%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$28,037,765	$18,473,482	5.09%
WER Holdings, LLC	(9)									Sugar Hill, GA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.20%		4/11/2024	4/11/2030	Services: Business	$2,656,841	2,617,363	2,616,988	0.72%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.20%		5/30/2025	4/11/2030		423,683	418,194	417,328	0.11%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.20%		4/11/2024	4/11/2030		241,729	241,729	238,103	0.07%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.20%		4/11/2024	4/11/2030		1,322,992	1,311,926	1,303,147	0.36%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.20%		5/30/2025	4/11/2030		884,786	878,737	871,514	0.24%
Blade Landscape Investments, LLC Class A Units		Equity						4/11/2024			1,803	180,300	225,927	0.06%
Total												$5,648,249	$5,673,007	1.56%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage & Food	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023			280,939	182,610	-	0.00%
Total												$682,610	$-	0.00%
Total Non-control, non-affiliated investments												$976,006,465	$974,379,087	268.44%
Total Investments												$1,015,318,318	$989,994,564	272.73%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(626,999,043)	(172.73)%
NET ASSETS													$362,995,521	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(1)
See Note 1 to the consolidated financial statements contained herein for a discussion of the methodologies used to value securities in the portfolio. All investments are valued using significant unobservable inputs, which are considered “Level 3” under the fair value hierarchy.

(2) Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)
Principal amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”), or Great British Pound (“£”).

(4)
Investments held by the SBIC I subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $47,434 of cash and $201,105,935 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).

(5)
Investments held by the SBIC II subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $194,732 of cash and $293,962,229 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

(6) Security is income producing through dividends or distributions.
(7)
The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represented approximately 94.9% of the Company’s total assets as of March 31, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(8)
Represents a PIK interest security. At the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(9)
At March 31, 2026, the Company had the following outstanding revolver and delayed draw term loan commitments:

(10)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$12,500	0.50%	June 5, 2028
Ad.Net Acquisition, LLC	Revolver	519,608	0.50%	May 7, 2028
AdCellerant LLC	Revolver	875,995	0.50%	December 12, 2028
ADS Group Opco, LLC	Revolver	55,198	0.00%	December 31, 2027
American Refrigeration, LLC	Revolver	100,000	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	500,000	0.50%	December 4, 2029
Amika OpCo LLC*	Revolver	100,000	0.50%	July 1, 2028
ArborWorks, LLC	Revolver	172,730	0.00%	November 6, 2028
Axis Portable Air LLC	Revolver	100,000	0.50%	December 31, 2030
Carolinas Buyer, Inc.	Delayed Draw Term Loan	2,216,358	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	100,000	0.50%	December 20, 2030
CEATI International Inc.	Revolver	100,000	0.50%	December 31, 2027
Cerebro Buyer, LLC	Delayed Draw Term Loan	753,805	1.00%	March 15, 2029
Cerebro Buyer, LLC	Revolver	100,000	0.50%	March 15, 2029
CF512, Inc.	Revolver	91,000	0.50%	September 1, 2026
Champion Services Acquireco LLC	Revolver	100,000	0.50%	September 19, 2030
Channel Partners Intermediateco, LLC	Revolver	57,449	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	24,167	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	100,000	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	60,000	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	60,855	0.50%	December 31, 2028
DFO Enterprises, LLC	Revolver	100,000	0.50%	September 22, 2030
DMD Systems Recovery, LLC	Delayed Draw Term Loan	1,000,000	0.50%	August 22, 2031
DMD Systems Recovery, LLC	Revolver	100,000	0.50%	August 22, 2031
Elder Care Opco LLC	Delayed Draw Term Loan	2,500,000	0.75%	July 31, 2030
Elder Care Opco LLC	Revolver	100,000	0.50%	July 31, 2030
Environmental Remedies, LLC	Delayed Draw Term Loan	2,681,986	0.50%	January 15, 2030
Environmental Remedies, LLC	Revolver	100,000	0.50%	January 15, 2030
evolv Consulting, LLC	Revolver	1,363,636	0.50%	December 7, 2028
Evriholder Acquisition, Inc.	Revolver	100,000	0.50%	January 24, 2028
Exigo, LLC	Revolver	100,000	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	38,076	0.50%	April 1, 2029
FairWave Holdings, LLC	Delayed Draw Term Loan	12,872	0.50%	April 1, 2029
Fidus Systems Inc.	Delayed Draw Term Loan	3,172,733	0.50%	October 17, 2031
Fidus Systems Inc.	Revolver	100,000	0.50%	October 17, 2031
FiscalNote Boards LLC	Revolver	391,962	0.50%	March 12, 2029
GSF Buyer, LLC	Delayed Draw Term Loan	2,847,136	1.00%	April 30, 2031
GSF Buyer, LLC	Revolver	100,000	0.50%	April 30, 2031
Guidant Corp.	Revolver	633,424	0.50%	March 12, 2029
Identity Theft Guard Solutions, Inc.	Revolver	100,000	0.50%	February 28, 2030
Informativ, LLC	Revolver	100,000	0.50%	July 30, 2027
Inoapps Bidco, LLC	Revolver	80,000	0.50%	August 15, 2028
iNovex Information Systems Incorporated	Revolver	86,000	0.50%	December 17, 2030
International Cybernetics Acquisition, LLC	Delayed Draw Term Loan	3,561,003	1.00%	June 3, 2030
International Cybernetics Acquisition, LLC	Revolver	100,000	0.50%	June 3, 2030
Lightning Intermediate II, LLC	Revolver	100,000	0.50%	June 5, 2028

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
MacKenzie-Childs Acquisition, Inc.	Revolver	$83,333	0.50%	September 2, 2027
Madison Logic Holdings, Inc.	Revolver	52,632	0.50%	December 30, 2027
MBH Management LLC	Delayed Draw Term Loan	500,000	1.00%	November 15, 2029
MBH Management LLC	Revolver	500,000	0.50%	November 15, 2029
Michelli, LLC	Revolver	1,296,076	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	100,000	0.38%	April 3, 2028
Mobotrex Acquisition, LLC	Delayed Draw Term Loan	1,292,891	1.00%	June 7, 2031
Mobotrex Acquisition, LLC	Revolver	156,398	0.50%	June 7, 2031
MOM Enterprises, LLC	Revolver	100,000	0.50%	May 19, 2028
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	173,452	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	108,408	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	100,000	0.50%	August 3, 2029
NINJIO, LLC	Revolver	80,000	0.50%	October 12, 2027
Norplex Micarta Acquisition, Inc.	Revolver	333,333	0.50%	October 31, 2029
Pacific Shoring Holdings, LLC	Revolver	80,000	0.50%	January 10, 2030
PCS Software, Inc.	Revolver	1,318,136	0.50%	June 30, 2027
Plus Delta Buyer LLC	Delayed Draw Term Loan	3,753,955	1.00%	January 16, 2031
Plus Delta Buyer LLC	Revolver	100,000	0.50%	January 16, 2031
Precision Strategies, LLC	Revolver	100,000	0.50%	March 3, 2031
Premiere Digital Services, Inc.	Revolver	576,923	0.50%	November 3, 2026
Pure Upper Holdco LLC	Delayed Draw Term Loan	1,000,000	1.00%	December 3, 2031
Pure Upper Holdco LLC	Revolver	100,000	0.50%	December 3, 2031
Recharged Opco, LLC	Revolver	10,000	0.50%	February 7, 2028
RIA Advisory Borrower, LLC	Revolver	66,936	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	1,168,831	0.50%	June 13, 2029
Silver Corporate Holdings LLC	Revolver	100,000	0.50%	January 9, 2031
Simpler Trading, LLC	Revolver	20,000	0.50%	March 21, 2030
Solid Surface Holdco, LLC	Revolver	138,000	0.50%	June 6, 2030
Strategus, LLC	Delayed Draw Term Loan	2,524,737	1.00%	January 27, 2031
Strategus, LLC	Revolver	90,000	0.50%	January 27, 2031
Synergy Health Partners MSO, LLC	Delayed Draw Term Loan	462,500	1.00%	March 6, 2031
Synergy Health Partners MSO, LLC	Revolver	100,000	0.50%	March 6, 2031
Teckrez, LLC	Revolver	824,126	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	100,000	0.50%	August 6, 2028
The Millennium Alliance LLC	Revolver	100,000	0.50%	July 31, 2031
Tiger 21, LLC	Revolver	100,000	0.50%	December 30, 2030
Tilley Distribution, Inc.	Revolver	86,957	0.50%	December 31, 2026
TradePending OpCo Aggregator, LLC	Revolver	66,667	0.50%	August 16, 2026
TriplePoint Acquisition Holdings LLC	Revolver	743,957	0.50%	May 31, 2029
U.S. Expediters, LLC	Revolver	30,000	0.50%	December 22, 2026
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	500,000	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	60,000	0.50%	December 9, 2030
Valor Buyco LLC	Delayed Draw Term Loan	100,000	0.50%	December 23, 2031
Valor Buyco LLC	Revolver	100,000	0.50%	December 23, 2031
WER Holdings, LLC	Delayed Draw Term Loan	1,408,896	1.00%	April 11, 2030
WER Holdings, LLC**	Revolver	582,348	0.50%	April 11, 2030
	Total Unfunded Debt Commitments	$47,157,985

(a)
A

* Included in this investment is a Line of Credit in the amount of $4,861, with a Line of Credit rate of 5.25% and a maturity of July 1, 2028.

** Included in this investment is a Line of Credit in the amount of $81,144, with a Line of Credit rate of 5.50% and a maturity of April 11, 2030.

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
(15) Excluded from the investment is an uncalled capital commitment in an amount not to exceed $243,835.

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

(16) Investment has been on non-accrual since the the investment date.
(17)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $17,500 with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.
(18)
The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.50% and a maturity of February 7, 2028. As of March 31, 2026, there was $10,000 in undrawn revolver commitment.
(19)
Investment has been on non-accrual since the later of January 1, 2024 or the investment date.
(20)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an unfunded rate of 0.00% and a maturity of December 31, 2027. The Company has full discretion to fund the revolver commitment.
(21)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $96,717, with an unfunded rate of 0.00% and a maturity of September 3, 2026. The Company has full discretion to fund the revolver commitment.
(22)
Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Changes in the value of the Company’s control investments during the three months ended March 31, 2026 were as follows:

		December 31, 2025	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	March 31, 2026	Interest Income
Investments	Security	Value	(a)	(b)	Loss	Appreciation (Depreciation)	Value	(c)
EH Real Estate Services, LLC
Term Loan A-1	First Lien	$-	$-	$(265,092)	$-	$265,092	$-	$-
Term Loan A-2	First Lien	-	-	(154,848)	-	154,848	-	-
Term Loan A-3	First Lien	-	-	(62,791)	-	62,791	-	-
Term Loan A-4	First Lien	1,159,263	-	(1,505,537)	-	346,274	-	-
Term Loan A-5	First Lien	4,415,603	-	-	-	(3,899,494)	516,109	-
Term Loan A-6	First Lien	1,096,456	-	-	-	-	1,096,456	-
Term Loan A-7	First Lien	1,644,685	-	-	-	-	1,644,685	-
Term Loan A-8	First Lien	-	816,516	-	-	-	816,516	-
Term Loan A-9	First Lien	-	899,683	-	-	-	899,683	-
Term Loan A-10	First Lien	-	1,032,441	-	-	-	1,032,441	-
Revolver	First Lien	63,597	-	-	-	-	63,597	-
EH Holdco, LLC Common Units	Equity	-	-	-	-	-	-	-
EH Holdco, LLC Series A Preferred Units	Equity	-	-	-	-	-	-	-
J.R. Watkins, LLC
Term Loan	First Lien	$3,399,302	$-	$-	$-	$(543,888)	2,855,414	-
Revolver	First Lien	3,174,226	69,000	-	-	69,000	3,312,226	-
Class A Preferred	Equity	-	-	-	-	-	-	-
Class A Units	Equity	-	-	-	-	-	-	-
Total control investments		$14,953,132	$2,817,640	$(1,988,268)	$-	$(3,545,377)	$12,237,127	$-

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

(23)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments. Changes in the value of the Company’s non-controlled, affiliated investments during the three months ended March 31, 2026 were as follows:

		December 31, 2025	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	March 31, 2026	Interest Income
Investments	Security	Value	(a)	(b)	Loss	Appreciation (Depreciation)	Value	(c)
Simpler Trading, LLC
Term Loan (SBIC)	First Lien	$2,868,074	$72,300	$-	$-	$-	$2,940,374	$72,345
Revolver	First Lien	-	-	-	-	-	-	-
Trade Education Holdings, L.L.C. Class A Units	Equity	-	-	-	-	-	-	-
Simpler Trading, LLC Preferred Units (SBIC)	Equity	882,600	-	-	-	(444,624)	437,976	-
Simpler Ultimate Holdings, LLC Class A Units (SBIC)	Equity	-	-	-	-	-	-	-
Total non-controlled, affiliated investments		$3,750,674	$72,300	$-	$-	$(444,624)	$3,378,350	$72,345

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

(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an unfunded rate of 0.00% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.
(25)	Investment has been on non-accrual since the later of October 1, 2025 or the investment date.
(26)	Investment has been on non-accrual since the later of August 21, 2024 or the investment date.
(27)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,526,600, with an unfunded rate of 0.50% and a maturity of June 22, 2029. The Company has full discretion to fund the revolver commitment.
(28)	Excluded from the investment is an uncalled capital commitment in an amount not to exceed $99,799.
(29)	Investment has been on non-accrual since January 1, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

March 31, 2026

(unaudited)

Abbreviation Legend

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

(4)
Investments held by the SBIC I subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $24,017,231 of cash and $217,069,206 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1 to the consolidated financial statements contained herein).

(5)
Investments held by the SBIC II subsidiary (as defined in Note 1 to the consolidated financial statements contained herein), which include $720,767 of cash and $294,254,073 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.

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

		December 31, 2025	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	March 31, 2026	Interest Income
Investments	Security	Value	(a)	(b)	Loss	Appreciation (Depreciation)	Value	(c)
EH Real Estate Services, LLC
Term Loan A-1	First Lien	$254,101	$-	$(1,617,134)	$-	$1,363,033	$-	$-
Term Loan A-2	First Lien	87,877	-	(496,095)	-	408,218	-	-
Term Loan A-3	First Lien	31,142	-	(167,887)	-	136,745	-	-
Term Loan A-4	First Lien	1,505,537	-	-	-	(346,274)	1,159,263	-
Term Loan A-5	First Lien	5,710,182	24,368	-	-	(1,318,947)	4,415,603	-
Term Loan A-6	First Lien	-	1,096,456	-	-	-	1,096,456	-
Term Loan A-7	First Lien	-	1,644,685	-	-	-	1,644,685	-
Revolver	First Lien	63,597	-	-	-	-	63,597	-
EH Holdco, LLC Common Units	Equity	-	-	-	-	-	-	-
EH Holdco, LLC Series A Preferred Units	Equity	-	-	-	-	-	-	-
J.R. Watkins, LLC
Term Loan	First Lien	$2,855,414	$-	$-	$-	$543,888	3,399,302	-
Revolver	First Lien	236,250	462,113	-	-	2,475,863	3,174,226	-
Class A Preferred	Equity	-	-	-	(1,132,576)	1,132,576	-	-
Class A Units	Equity	-	-	-	-	-	-	-
Total control investments		$10,744,100	$3,227,622	$(2,281,116)	$(1,132,576)	$4,395,102	$14,953,132	$-

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

(23)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments.

		December 31, 2025	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	March 31, 2026	Interest Income
Investments	Security	Value	(a)	(b)	Loss	Appreciation (Depreciation)	Value	(c)
Simpler Trading, LLC
Term Loan (SBIC)	First Lien	$5,320,286	$217,434	$(1,579,771)	$(5,605,667)	$4,515,792	$2,868,074	$226,424
Revolver	First Lien	20,865	7,000	-	(46,000)	18,135	-	-
Trade Education Holdings, L.L.C. Class A Units	Equity	-	-	-	(662,660)	662,660	-	-
Simpler Trading, LLC Preferred Units (SBIC)	Equity	-	1,656,650	-	-	(774,050)	882,600	-
Simpler Ultimate Holdings, LLC Class A Units (SBIC)	Equity	-	281,936	-	-	(281,936)	-	-
Total non-controlled, affiliated investments		$5,341,151	$2,163,020	$(1,579,771)	$(6,314,327)	$4,140,601	$3,750,674	$226,424

(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.

(b) Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales and return of capital.

(c) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included he non-controlled, affiliated investments category.

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
(27)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,526,600 with an unfunded rate of 0.50% and a maturity of June 22, 2029. The Company has full discretion to fund the revolver commitment
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

March 31, 2026

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

As of March 31, 2026, the Company had issued a total of 28,947,254 shares and raised $419,105,333 in gross proceeds since Inception, incurring an aggregate of $13,093,525 in offering expenses and sales load fees. Additionally, the Company has received $672,917 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $406,684,725. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. See Note 4 to the consolidated financial statements contained herein for further details.

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

On June 14, 2013, the Company formed Stellus Capital SBIC, LP (the “SBIC I subsidiary”), a Delaware limited partnership, and its general partner, Stellus Capital SBIC GP, LLC, a Delaware limited liability company, as wholly owned subsidiaries of the Company. On June 20, 2014, the SBIC I subsidiary received a license from the U.S. Small Business Administration (“SBA”) to operate as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958, as amended (the “SBIC Act”). The SBIC I subsidiary and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by the SBIC I subsidiary are included in the consolidated financial statements.

On November 29, 2018, the Company formed Stellus Capital SBIC II, LP (the “SBIC II subsidiary”), a Delaware limited partnership. On August 14, 2019, the SBIC II subsidiary received a license from the SBA to operate as an SBIC under Section 301(c) of the SBIC Act. The SBIC II subsidiary and its general partner, Stellus Capital SBIC GP, LLC, are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by the SBIC II subsidiary are included in the consolidated financial statements.

The SBIC licenses allow the SBIC I subsidiary and the SBIC II subsidiary (together, the “SBIC subsidiaries”) to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC I subsidiary, SBA regulations limit the amount that the SBIC I subsidiary may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA. For the SBIC II subsidiary, SBA regulations limit the amounts that the SBIC II subsidiary may borrow to

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

$175,000,000 when it has at least $87,500,000 in regulatory capital, as such term is defined by the SBA. For two or more SBICs under common control, the maximum aggregate amount of outstanding SBA-guaranteed debentures cannot exceed $350,000,000.

As of March 31, 2026 and December 31, 2025, the SBIC I subsidiary had $73,625,000 and $75,000,000 in regulatory capital, respectively.

As of both March 31, 2026 and December 31, 2025, the SBIC II subsidiary had $87,500,000 in regulatory capital.

As of March 31, 2026 and December 31, 2025, the SBIC I subsidiary had $85,000,000 and $124,000,000 of SBA-guaranteed debentures outstanding, respectively. As of both March 31, 2026 and December 31, 2025, the SBIC II subsidiary had $175,000,000 of SBA-guaranteed debentures outstanding.

See footnotes (4) and (5) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

Under the provisions of the 1940 Act, the Company is permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that its asset coverage ratio, as defined in the 1940 Act, equals at least 150% of its gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of March 31, 2026, the Company’s asset coverage ratio was 199%.

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

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, the Company has observed and continues to observe macroeconomic uncertainty as a result of various events and trends, including labor resource shortages, commodity inflation, fluctuating interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs on the United States or its trading partners, and the global conflict in the Middle East, including Iran. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

As of March 31, 2026, cash balances totaling $52,985, including foreign currency of $33,089 (acquisition cost of $33,089), did not exceed Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000. In addition, as of March 31, 2026, the Company held $3,323,540 in cash equivalents in money market mutual funds, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company’s cash deposits are held at large established high credit quality financial institutions, and management believes that risk of loss associated with any uninsured balances is remote.

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

The Credit Facility, SBA-guaranteed debentures, and Notes Payable (as defined in Note 11) are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2026, the estimated fair value of the Credit Facility approximates the carrying value because the interest rates adjust to the current market interest rate (Level 3 classification). Valuation techniques and significant inputs used to determine fair value include company details; credit, market and liquidity risk and events; financial health of the company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The estimated fair value of the SBA-guaranteed debentures and Notes Payable was determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. Notes Payable for which readily available market quotations do not exist are valued using prices provided by independent pricing services, which may incorporate matrix pricing and/or independent broker quotations. At the measurement date, the estimated fair values of the SBA-guaranteed debentures and Notes Payable as prepared for disclosure purposes was $232,838,812 (Level 3 classification) and $124,875,000 (Level 2 classification),

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

respectively. See Note 6 to the Consolidated Financial Statements contained herein for further discussion regarding the fair value measurements and hierarchy.

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

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement and related prospectuses. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statements of Changes in Net Assets as a reduction to Paid-in capital. As of March 31, 2026, there was $75,000 of such costs, which are included in “Deferred offering costs” on the Consolidated Statement of Assets and Liabilities.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

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

March 31, 2026

(unaudited)

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

A presentation of the interest income the Company has earned from its portfolio companies for the three months ended March 31, 2026 and 2025 is as follows:

	For the three months ended
	March 31, 2026	March 31, 2025
Loan interest	$19,465,129	$22,350,506
PIK income	1,674,387	976,479
Fee amortization income(1)	764,447	761,383
Fee income acceleration(2)	349,044	38,748
Total Interest Income	$22,253,007	$24,127,116
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain the Company’s treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if the Company has not collected any cash.

Management considers portfolio company-specific circumstances as well as other economic factors in determining the collectability of interest income. As of March 31, 2026, the Company had loans to six portfolio companies that were on non-accrual status, which represented approximately 9.2% of the Company’s total investments at cost and 5.2% at fair value. As of December 31, 2025, the Company had loans to five portfolio companies that were on non-accrual status, which represented approximately 7.5% of the Company’s total investments at cost and 4.1% at fair value. As of March 31, 2026 and December 31, 2025, $13,208,429 and $11,182,515, respectively, of income from investments on non-accrual had not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

Foreign currency amounts are translated into U.S. Dollars (USD) on the following basis:

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

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

Current income tax expense for the three months ended March 31, 2026 of $360,471 was mostly related to excise and franchise taxes. Income tax expense for the three months ended March 31, 2025 of $499,547 was mostly related to excise and franchise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of March 31, 2026 and December 31, 2025, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any expenses for the three months ended March 31, 2026 and 2025 were de minimis.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

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

For both the three months ended March 31, 2026 and 2025, the Company did not record deferred income tax benefit or provision related to the Taxable Subsidiaries. In addition, as of both March 31, 2026 and December 31, 2025, the Company had a net deferred tax liability of $0.

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

Distributable (Loss) Earnings

The components that make up distributable (loss) earnings on the Consolidated Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Accumulated net realized loss from investments, net of cumulative dividends of $30,352,761 for both periods	$(39,212,808)	$(39,963,218)
Net realized loss on foreign currency translations	(278,481)	(282,145)
Net unrealized depreciation on investments and cash equivalents, net of deferred tax liability of $0 for both periods	(24,967,577)	(18,419,231)
Net unrealized (depreciation) appreciation on foreign currency translations	(30,166)	17,854
Accumulated undistributed net investment income	29,625,813	31,966,956
Total distributable loss	$(34,863,219)	$(26,679,784)

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances income tax disclosures, including

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company’s adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of the new guidance.

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

For the three months ended March 31, 2026, the Company recorded an expense for base management fees of $4,392,357. For the three months ended March 31, 2025, the Company recorded an expense for base management fees of $4,054,726. As of March 31, 2026 and December 31, 2025, $4,392,357 and $4,442,705 of such management fees, respectively, were payable to Stellus Capital.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

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

For the three months ended March 31, 2026, the Company incurred $106,709 of Income Incentive Fees. For the three months ended March 31, 2025, the Company incurred $2,136,491 of Income Incentive Fees. As of March 31, 2026 and December 31, 2025, $2,413,077 and $2,317,429, respectively, of such Income Incentive Fees were payable to the Advisor, of which $1,628,496 and $1,539,724, respectively, were currently payable (as explained below). As of March 31, 2026 and December 31, 2025, $784,581 and $777,705, respectively, of Income Incentive Fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. For the three months ended March 31, 2026 and 2025, $11,061 and $1,242,843, respectively, of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation.

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

For both the three months ended March 31, 2026 and 2025, the Company did not incur any Capital Gains Incentive Fee. As of March 31, 2026 and December 31, 2025, no Capital Gains Incentive Fee was accrued.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The following tables summarize the components of the incentive fees discussed above:

	For the three months ended
	March 31, 2026	March 31, 2025
Investment income incentive fees incurred	$106,709	$2,136,491
Income incentive fees waived	(11,061)	(1,242,843)
Incentive fees expense	$95,648	$893,648

	March 31, 2026	December 31, 2025
Investment income incentive fee currently payable	$1,628,496	$1,539,724
Investment income incentive fee deferred	784,581	777,705
Incentive fee payable	$2,413,077	$2,317,429

Director Fees

For the three months ended March 31, 2026, the Company recorded an expense relating to independent director fees of $129,250. For the three months ended March 31, 2025, the Company recorded an expense relating to independent director fees of $111,250. As of both March 31, 2026 and December 31, 2025, the Company had no unpaid independent director fees.

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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of March 31, 2026, there was $2,335,513 due to related parties related to interest paid by a borrower to the Company as administrative agent, which is included in “Related party payable” on the Consolidated Statement of Assets and Liabilities. As of December 31, 2025, there was no cash due to related parties related to interest paid by a borrower to a Company as administrative agent.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

Additionally, as of both March 31, 2026 and December 31, 2025, there was $0 due to other investment funds related to interest paid by a borrower to the Company as administrative agent.

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

For the three months ended March 31, 2026 and 2025, the Company recorded expenses of $531,593 and $370,974, respectively, related to the Administration Agreement, which are included in “Administrative services expenses” on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $531,593 and $530,739, respectively, remained payable to Stellus Capital relating to the Administration Agreement, which are included in “Administrative services payable” on the Consolidated Statements of Assets and Liabilities.

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

March 31, 2026

(unaudited)

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. Stockholder distributions, if any, are determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution.

For the three months ended March 31, 2026 and 2025, the Company declared aggregate distributions of $0.34 per share and $0.40 per share on its common stock, respectively. The Company has declared aggregate distributions of $18.49 per share on its common stock since Inception as described below:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022			$1.30
Fiscal 2023			$1.60
Fiscal 2024			$1.60
Fiscal 2025			$1.60
Fiscal 2026
January 16, 2026	January 30, 2026	February 13, 2026	$0.1133
January 16, 2026	February 27, 2026	March 13, 2026	$0.1133
January 16, 2026	March 31, 2026	April 15, 2026	$0.1133
Total			$18.49
(1)	Distributions for fiscal years 2012 through 2025 are shown in aggregate amounts.

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue any new shares in connection with the DRIP during either of the three months ended March 31, 2026 or 2025.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE 4 — EQUITY OFFERINGS AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued since Inception through various equity offerings and pursuant to the Company’s DRIP.The Company did not issue any common stock shares during the three months ended March 31, 2026.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering
Issuance of Common Stock	Shares	Proceeds(1)(2)	Fees	Expenses	by Advisor	Proceeds(3)	Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Year ended December 31, 2023	4,458,873	62,871,349	943,248	247,701	477,088	62,157,488	14.10
Year ended December 31, 2024	3,355,476	46,494,756	698,166	435,390	—	45,361,200	13.65
Year ended December 31, 2025	1,466,136	20,588,960	308,998	606,848	—	19,673,114	13.83
Total	28,947,254	$419,105,333	$9,403,139	$3,690,386	$672,917	$406,684,725
(1)	Net of partial share transactions. Such share transactions impacted gross proceeds by ($94), $757, ($1,051), ($142), ($31) and ($29) in 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common shares issued under the DRIP of $228,943 and $94,788 during the years ended December 31, 2020 and 2018, respectively; $0 for the three months ended March 31, 2026 and years ended December 31, 2025, 2024, 2023, 2022, 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, and $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
(3)	Total Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025 in the amount of $8,825,985, which represents a cumulative tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases distributable earnings (increasing accumulated undistributed net investment income).

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

On August 11, 2023, the Company entered into an equity distribution agreement (the “2023 Equity Distribution Agreement”), with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2023 Equity Distribution Agreement, the Company was permitted to issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, the Company no longer sold any shares under the 2021 Equity Distribution Agreement.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

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

The Company did not issue any shares during the three months ended March 31, 2026 under the ATM Program. The Company issued 656,085 shares during the three months ended March 31, 2025 under the ATM Program, for gross proceeds of $9,256,982 and underwriting fees and other expenses of $318,896. The average per share offering price of shares issued in the ATM Program during the three months ended March 31, 2025 was $14.11.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three months ended March 31, 2026 and 2025.

	For the three months ended
	March 31, 2026	March 31, 2025
Net increase in net assets resulting from operations	$1,655,736	$4,993,545
Weighted average common shares	28,947,254	27,602,612
Net increase in net assets resulting from operations per common share	$0.06	$0.18

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

At March 31, 2026, the Company had investments in 116 portfolio companies. The composition of its investments as of March 31, 2026 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$940,012,590	$891,688,561
Senior Secured – Second Lien	12,115,000	12,025,000
Unsecured Debt	311,853	80,670
Equity	62,878,875	86,200,333
Total Investments	$1,015,318,318	$989,994,564
(1)	Includes unitranche investments, which accounted for 4.3% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

At December 31, 2025, the Company had investments in 115 portfolio companies. The composition of its investments as of December 31, 2025 was as follows:

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of both March 31, 2026 and December 31, 2025, the Company had 76 of such investments with aggregate unfunded commitments of $47,501,619 and $53,380,015, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Aggregate cost of portfolio company securities	$1,015,318,318	$1,026,139,686
Gross unrealized appreciation of portfolio company securities	57,996,806	59,298,870
Gross unrealized depreciation of portfolio company securities	(82,964,383)	(77,718,103)
Gross unrealized (depreciation) appreciation on foreign currency translations of portfolio company securities	(17,731)	26,900
Gross unrealized depreciation on foreign currency translations of portfolio company securities	(338,446)	(123,958)
Aggregate fair value of portfolio company securities	$989,994,564	$1,007,623,395

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of March 31, 2026 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$891,688,561	$891,688,561
Senior Secured – Second Lien	—	—	12,025,000	12,025,000
Unsecured Debt	—	—	80,670	80,670
Equity	—	—	86,200,333	86,200,333
Total Investments	$—	$—	$989,994,564	$989,994,564

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2025 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$908,669,800	$908,669,800
Senior Secured – Second Lien	—	—	12,025,000	12,025,000
Unsecured Debt	—	—	123,789	123,789
Equity	—	—	86,804,806	86,804,806
Total Investments	$—	$—	$1,007,623,395	$1,007,623,395

The aggregate values of Level 3 portfolio investments changed during the three months ended March 31, 2026 as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$908,669,800	$12,025,000	$123,789	$86,804,806	$1,007,623,395
Purchases of investments	26,571,073	—	—	1,104,429	27,675,502
PIK interest	1,670,654	—	3,733	—	1,674,387
Sales and redemptions	(40,554,410)	—	(10,305)	(1,039,222)	(41,603,937)
Realized gains	—	—	—	719,121	719,121
Change in unrealized depreciation included in earnings(1)	(5,125,399)	(3,347)	(35,479)	(1,384,121)	(6,548,346)
Change in unrealized depreciation on foreign currency included in earnings	(253,371)	—	(1,068)	(4,680)	(259,119)
Amortization of premium and accretion of discount, net	710,214	3,347	—	—	713,561
Fair value at end of period	$891,688,561	$12,025,000	$80,670	$86,200,333	$989,994,564
(1)	Includes reversal of positions during the three months ended March 31, 2026.

There were no Level 3 transfers during the three months ended March 31, 2026.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The following is a summary of geographical concentration in the Company’s investment portfolio as of March 31, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$189,529,089	$181,459,980	18.33%
Texas	149,271,130	146,181,261	14.77%
Florida	101,785,470	95,795,089	9.67%
New York	59,269,009	59,775,558	6.04%
Illinois	70,439,146	51,373,377	5.19%
Pennsylvania	47,675,965	49,385,387	4.99%
Colorado	41,648,469	40,498,263	4.09%
Arizona	34,115,701	37,580,504	3.80%
Ohio	25,964,453	27,444,553	2.77%
Canada	35,005,849	35,005,230	3.54%
North Carolina	31,311,773	32,106,220	3.24%
Massachusetts	12,020,071	12,085,740	1.22%
Iowa	22,424,245	22,504,749	2.27%
New Jersey	19,808,993	19,644,077	1.98%
Tennessee	28,392,241	26,319,065	2.66%
Virginia	19,491,436	19,755,351	2.00%
Georgia	5,648,249	16,863,235	1.70%
District of Columbia	16,710,796	20,865,467	2.11%
Michigan	16,160,287	16,350,670	1.65%
Minnesota	11,749,250	12,309,055	1.24%
Missouri	12,076,156	12,321,099	1.24%
Idaho	9,266,572	9,300,380	0.94%
Louisiana	9,137,351	9,521,865	0.96%
Oregon	8,846,137	9,112,640	0.92%
Maryland	7,445,883	7,423,950	0.75%
Wisconsin	21,474,694	9,491,204	0.96%
South Carolina	5,226,209	5,340,805	0.54%
Washington	1,273,384	2,145,280	0.22%
United Kingdom	2,150,310	2,034,510	0.21%
Total Investments	$1,015,318,318	$989,994,564	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The following is a summary of geographical concentration in the Company’s investment portfolio as of December 31, 2025:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
California	$199,175,312	$192,583,333	19.12%
Texas	149,955,251	147,396,649	14.63%
Florida	102,086,659	96,730,609	9.60%
New York	59,320,592	59,952,294	5.95%
Illinois	69,282,731	55,796,619	5.54%
Pennsylvania	47,721,299	49,296,019	4.89%
Colorado	41,413,399	39,386,741	3.91%
Arizona	34,208,744	37,526,211	3.72%
Ohio	35,249,934	36,769,186	3.65%
Canada	36,116,171	36,140,789	3.59%
North Carolina	31,163,913	32,456,489	3.22%
Massachusetts	24,283,990	25,043,277	2.49%
Iowa	22,351,338	22,467,248	2.23%
New Jersey	19,768,069	19,924,612	1.98%
Tennessee	20,495,678	18,827,946	1.87%
Virginia	17,506,416	17,764,137	1.76%
Georgia	5,876,197	17,168,351	1.70%
District of Columbia	10,685,508	14,469,710	1.44%
Michigan	12,060,200	12,255,578	1.22%
Minnesota	11,769,582	11,916,373	1.18%
Missouri	10,898,062	11,109,063	1.10%
Idaho	9,479,007	9,517,417	0.94%
Louisiana	9,153,384	9,297,784	0.92%
Oregon	8,860,277	9,202,699	0.91%
Maryland	7,530,655	7,549,733	0.75%
Wisconsin	21,458,139	7,360,720	0.73%
South Carolina	4,847,580	4,966,273	0.49%
Washington	1,273,384	2,605,719	0.26%
United Kingdom	2,148,215	2,141,816	0.21%
Total Investments	$1,026,139,686	$1,007,623,395	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The following is a summary of industry concentration in the Company’s investment portfolio as of March 31, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$279,930,309	$279,261,336	28.21%
Healthcare & Pharmaceuticals	97,090,678	97,046,413	9.80%
High Tech Industries	83,330,629	86,899,397	8.78%
Capital Equipment	61,564,601	65,891,385	6.66%
Media: Advertising, Printing & Publishing	66,726,987	65,691,326	6.64%
Beverage & Food	55,445,308	56,582,066	5.72%
Consumer Goods: Non-Durable	61,572,096	52,712,306	5.32%
Services: Consumer	42,752,415	40,715,215	4.11%
Construction & Building	36,423,448	36,602,096	3.70%
Consumer Goods: Durable	35,878,938	31,267,997	3.16%
Aerospace & Defense	28,847,730	26,526,734	2.68%
Environmental Industries	20,510,466	24,397,581	2.46%
Chemicals, Plastics, & Rubber	19,723,334	19,622,459	1.98%
Transportation & Logistics	16,690,858	16,769,097	1.69%
Media: Broadcasting & Subscription	12,029,788	14,864,681	1.50%
Retail	14,645,681	14,677,856	1.48%
Energy: Oil & Gas	11,793,290	11,237,570	1.14%
Hotel, Gaming, & Leisure	9,172,112	9,307,731	0.94%
Wholesale	8,877,153	8,893,339	0.90%
Containers, Packaging, & Glass	20,730,924	8,403,531	0.85%
Media: Diversified & Production	7,523,041	7,472,354	0.75%
FIRE: Real Estate	19,179,572	6,069,487	0.61%
Finance	-	5,704,257	0.58%
Education	4,878,960	3,378,350	0.34%
Total Investments	$1,015,318,318	$989,994,564	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The following is a summary of industry concentration in the Company’s investment portfolio as of December 31, 2025:

			% of Total
			Investments
	Cost	Fair Value	at Fair Value
Services: Business	$265,116,204	$266,803,107	26.48%
High Tech Industries	103,212,518	106,937,496	10.61%
Healthcare & Pharmaceuticals	92,736,458	92,182,392	9.15%
Media: Advertising, Printing & Publishing	78,965,841	79,030,004	7.84%
Capital Equipment	61,644,736	65,191,527	6.47%
Beverage & Food	54,323,129	58,129,551	5.77%
Consumer Goods: Non-Durable	61,701,885	53,502,252	5.31%
Services: Consumer	42,793,668	40,569,003	4.03%
Construction & Building	36,950,838	37,219,214	3.69%
Consumer Goods: Durable	35,569,885	31,655,077	3.14
Aerospace & Defense	28,192,548	25,968,951	2.58%
Environmental Industries	20,190,193	22,323,773	2.22%
Chemicals, Plastics, & Rubber	20,054,202	19,792,281	1.96%
Transportation & Logistics	16,593,938	16,791,026	1.67%
Media: Broadcasting & Subscription	12,057,869	15,196,592	1.51%
Retail	14,715,878	14,756,518	1.46%
Energy: Oil & Gas	11,802,297	11,077,160	1.10%
Hotel, Gaming, & Leisure	9,181,622	9,331,063	0.93%
Wholesale	8,900,149	8,921,351	0.89%
FIRE: Real Estate	18,419,200	8,379,604	0.83%
Media: Diversified & Production	7,495,599	7,566,694	0.75%
Containers, Packaging, & Glass	20,714,369	6,360,684	0.63%
Finance	—	6,187,401	0.61%
Education	4,806,660	3,750,674	0.37%
Total Investments	$1,026,139,686	$1,007,623,395	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The following provides quantitative information about the Company’s Level 3 fair value measurements as of March 31, 2026. During the three months ended March 31, 2026, investments valued at $38,546,162 changed valuation methods from transaction value to the income and market approaches due to the transaction price no longer being reflective of current market conditions.

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
First lien debt	$771,026,046	Income approach(1)(2)	HY credit spreads	-1.65% to 14.75% (0.47%)
			Risk free rates	-0.85% to 1.46% (-0.05%)
	$103,607,493	Market approach(1)	EBITDA multiple	5.0x to 10.6x (7.8x)(3)
	$17,055,022	Transaction value	Transaction price	N/A

Second lien debt	$7,615,000	Income approach(1)(2)	HY credit spreads	0.51% to 0.51% (0.51%)
			Risk free rates	0.15% to 0.15% (0.15%)
	$4,410,000	Market approach(1)	EBITDA multiple	6.5x to 6.5x (6.5x)(3)

Unsecured debt	$80,670	Market approach(1)	EBITDA multiple	6.9x to 9.5x (8.3x)(3)

Equity investments	$71,024,059	Market approach(4)	EBITDA multiple	3.6x to 17.9x (10.1x)
			Revenue multiple	6.5x to 8.7x (7.4x)
	$15,176,274	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$989,994,564
(1)	Included but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach, which is based on discounting future cash flows using an appropriate market yield.
(2)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Weighted Average)” for first lien debt investments in the table above indicates that the change in the HY credit spreads between the date a loan closed and the valuation date ranged from (1.65)% ( (165) basis points) to 14.75% (1,475 basis points). The average of all changes was 0.47% ( 47 basis points).
(3)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(4)	The significant unobservable input used in the fair value measurement of the Company’s equity investments is the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2025.

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
First lien debt	$788,539,535	Income approach(1)(2)	HY credit spreads	-1.89% to 11.20% (-0.14%)
			Risk free rates	-2.03% to 1.73% (-0.33%)
	$87821690	Market approach(1)	EBITDA multiple	4.4x to 10.1x (6.8x)(3)
	$32,308,575	Transaction value	Transaction price	N/A

Second lien debt	$12,025,000	Income approach(1)(2)	HY credit spreads	-0.17% to 2.35% (0.75%)
			Risk free rates	-0.16% to -0.10% (-0.14%)

Unsecured debt	$10,380	Income approach(1)(2)	HY credit spreads	-0.59% to -0.59% (-0.59%)
			Risk free rates	-0.31% to -0.31% (-0.31%)
	$113,409	Market approach(1)	EBITDA multiple	4.4x to 8.7x (8.5x)(3)

Equity investments	$$66,907,041	Market approach(4)	EBITDA multiple	3.2x to 18.2x (10.2x)
			Revenue multiple	7.0x to 9.0x (7.7x)
	$19,897,765	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$1,007,623,395
(1)	Inclusive of but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach, which is based on discounting future cash flows using an appropriate market yield.
(2)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Average)” for a first lien debt instruments in the table above indicates that the change in the HY spreads between the date a loan closed and the valuation date ranged from (1.89)% (189) basis points) to 11.20% (1,120 basis points). The average of all changes was (0.14)% ( (14) basis points).
(3)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(4)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

As of March 31, 2026, the Company had $47,157,985 in unfunded debt commitments and $343,634 in unfunded equity commitments to 76 existing portfolio companies. As of December 31, 2025, the Company had $52,991,159 in unfunded debt commitments and $388,856 in unfunded equity commitments to 77 existing portfolio companies. As of both March 31, 2026 and December 31, 2025, the Company did not record any fair value adjustments that resulted in any unrealized appreciated (depreciation) on these positions. As of

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

March 31, 2026, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the three months ended

March 31, 2026	March 31, 2025
(unaudited)	(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$12.82	$13.46
Net investment income	0.26	0.35
Change in unrealized (depreciation) appreciation on investments	(0.23)	0.04
Change in unrealized appreciation (depreciation) on foreign currency translation	—	—
Net realized gain (loss)	0.03	(0.21)
Gain (loss) on debt extinguishment	—	—
Benefit (provision) for taxes on net realized losses (gains) on investments	—	—
Benefit (provision) for taxes on net unrealized depreciation (appreciation) on investments	—	—
Total from operations	$0.06	$0.18
Sales load	—	(0.01)
Offering costs	—	(0.01)
Stockholder distributions from:
Net investment income	(0.34)	(0.40)
Net realized capital gains	—	—
Accretive effect of stock offerings (issuing shares above net asset value per share)	—	0.01
Other(6)	—	0.02
Net asset value at end of period	$12.54	$13.25
Per share market value at end of period	$9.21	$14.00
Total return based on market value(2)	(24.96)%	4.60
Weighted average shares outstanding for the period	28,947,254	27,602,612
Ratio/Supplemental Data:(1)
Net assets at end of period	$362,995,521	$372,766,182
Weighted average net assets	$371,088,029	$371,525,216
Annualized ratio of gross operating expenses to net assets(5)	17.27%	17.91
Annualized ratio of net operating expenses to net assets(5)(6)	17.26%	16.55
Annualized ratio of interest expense and other fees to net assets	9.67%	9.02
Annualized ratio of net investment income before fee waiver to net assets(5)	8.18%	9.33
Annualized ratio of net investment income to net assets(5)	8.19%	10.69
Portfolio turnover(3)	2.77%	1.54
Notes payable	$125,000,000	$100,000,000
Credit Facility payable	$241,504,289	$221,813,920
SBA-guaranteed debentures	$260,000,000	$308,750,000
Asset coverage ratio(4)	1.99	x	2.16
(1)	Based on weighted average shares of common stock outstanding for the period.
(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.
(3)	Portfolio turnover is calculated as the lesser of purchases or sales and repayments of investments divided by average portfolio balance and is not annualized.
(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(5)	These ratios include the impact of income tax benefit (provision) on net unrealized depreciation (appreciation) in Taxable Subsidiaries of $0 and $0 for the three months ended March 31, 2026 and 2025, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax benefit (provision) on net unrealized depreciation (appreciation) to weighted average net assets for the three months ended March 31, 2026 and 2025 was 0.00% and 0.00%, respectively.
(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period end.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

(7)	Net of 0.01% and 1.36% from expenses reimbursed and fees waived by the Advisor for each respective period.

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short-term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2026 and December 31, 2025, the Company was in compliance with these covenants.

As of March 31, 2026 and December 31, 2025, $241,504,289 and $236,649,288, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for the Company’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 026, the Company has incurred costs of $8,944,051 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of March 31, 2026 and December 31, 2025, $3,227,630 and $3,481,928 of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Company’s Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	March 31, 2026	December 31, 2025
Credit Facility payable	$241,504,289	$236,649,288
Prepaid loan structure fees	(3,227,630)	(3,481,928)
Credit Facility payable, net of prepaid loan structure fees	$238,276,659	$233,167,360

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026	March 31, 2025
Interest expense	$3,743,733	$3,889,157
Loan fee amortization	254,298	315,618
Total interest and financing expenses	$3,998,031	$4,204,775
Weighted average interest rate	6.3%	7.2%
Effective interest rate (including fee amortization)	6.7%	7.7%
Average debt outstanding	$241,440,480	$220,384,693
Cash paid for interest and unused fees	$3,898,077	$3,811,021

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

As of March 31, 2026 and December 31, 2025, the SBIC I subsidiary had $73,625,000 and $75,000,000 in regulatory capital and $85,000,000 and $124,000,000 of SBA-guaranteed debentures outstanding, respectively. During the three months ended ended March 31, 2026, the SBIC I subsidiary repaid $39,000,000 of SBA-guaranteed debentures that matured during the period and returned $1,375,000 of capital to the Company. As of both March 31, 2026 and December 31, 2025, the SBIC II subsidiary had $87,500,000 in regulatory capital and $175,000,000 of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $457,244,131 and $492,710,365 in assets at March 31, 2026 and December 31, 2025, respectively, which accounted for approximately 45.7% and 47.3% of the Company’s total consolidated assets, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The following tables summarize the SBIC subsidiaries’ aggregate SBA-guaranteed debentures outstanding as of March 31, 2026:

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
November 28, 2017	SBIC I subsidiary	March 1, 2028	$25,000,000	3.19%	0.22%
April 27, 2018	SBIC I subsidiary	September 1, 2028	40,000,000	3.55%	0.22%
July 30, 2018	SBIC I subsidiary	September 1, 2028	17,500,000	3.55%	0.22%
September 25, 2018	SBIC I subsidiary	March 1, 2029	2,500,000	3.11%	0.22%
Total SBIC I subsidiary SBA-guaranteed Debentures			$85,000,000

Issuance Date	Licensee	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
October 17, 2019	SBIC II subsidiary	March 1, 2030	$6,000,000	2.08%	0.09%
November 15, 2019	SBIC II subsidiary	March 1, 2030	5,000,000	2.08%	0.09%
December 17, 2020	SBIC II subsidiary	March 1, 2031	9,000,000	1.67%	0.09%
December 17, 2020	SBIC II subsidiary	March 1, 2031	6,500,000	1.67%	0.27%
February 16, 2021	SBIC II subsidiary	March 1, 2031	13,500,000	1.67%	0.27%
February 26, 2021	SBIC II subsidiary	March 1, 2031	10,000,000	1.67%	0.27%
March 2, 2021	SBIC II subsidiary	March 1, 2031	10,000,000	1.67%	0.27%
April 21, 2021	SBIC II subsidiary	September 1, 2031	10,000,000	1.30%	0.27%
May 14, 2021	SBIC II subsidiary	September 1, 2031	6,700,000	1.30%	0.27%
May 28, 2021	SBIC II subsidiary	September 1, 2031	7,300,000	1.30%	0.27%
July 23, 2021	SBIC II subsidiary	September 1, 2031	16,000,000	1.30%	0.27%
February 25, 2022	SBIC II subsidiary	March 1, 2032	10,000,000	2.94%	0.27%
March 29, 2022	SBIC II subsidiary	September 1, 2032	10,000,000	4.26%	0.27%
April 1, 2022	SBIC II subsidiary	September 1, 2032	6,670,000	4.26%	0.27%
April 12, 2022	SBIC II subsidiary	September 1, 2032	6,665,000	4.26%	0.27%
April 21, 2022	SBIC II subsidiary	September 1, 2032	6,665,000	4.26%	0.27%
June 30, 2022	SBIC II subsidiary	September 1, 2032	3,600,000	4.26%	0.27%
July 28, 2022	SBIC II subsidiary	September 1, 2032	6,400,000	4.26%	0.27%
September 9, 2022	SBIC II subsidiary	March 1, 2033	6,000,000	5.17%	0.27%
November 9, 2022	SBIC II subsidiary	March 1, 2033	7,600,000	5.17%	0.27%
August 8, 2023	SBIC II subsidiary	September 1, 2033	9,120,000	5.69%	0.27%
September 19, 2023	SBIC II subsidiary	March 1, 2034	2,280,000	5.04%	0.27%
Total SBIC II subsidiary SBA-guaranteed Debentures			$175,000,000
Total SBA-guaranteed Debentures			$260,000,000

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair values of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2026 and December 31, 2025, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6.

As of both March 31, 2026 and December 31, 2025, the Company has incurred $11,148,750 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees. As of March 31, 2026 and December 31, 2025, $2,848,951 and $3,015,937 of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	March 31, 2026	December 31, 2025
SBA-guaranteed Debentures payable	$260,000,000	$299,000,000
Prepaid loan fees	(2,848,951)	(3,015,937)
SBA-guaranteed Debentures, net of prepaid loan fees	$257,151,049	$295,984,063

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026	March 31, 2025
Interest expense	$2,282,892	$2,540,360
Debenture fee amortization	166,986	188,984
Total interest and financing expenses	$2,449,878	$2,729,344
Weighted average interest rate	3.3%	3.3%
Effective interest rate (including fee amortization)	3.5%	3.5%
Average debt outstanding	$284,700,000	$316,694,444
Cash paid for interest	$4,803,285	$5,188,661

NOTE 11 — NOTES

The Notes Payable are institutional, non-traded notes. The Notes Payable are carried at cost. As of March 31, 2026, the estimated fair value of the Notes Payable as prepared for disclosure purposes was $124,875,000. See Note 1 to the Consolidated Financial Statements for further discussion regarding the fair value measurements and hierarchy.

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes Payable”). On September 30, 2025, the Company prepaid $50,000,000 in aggregate principal of the 2026 Notes Payable. On December 31, 2025, the Company prepaid the remaining $50,000,000 in aggregate principal of the 2026 Notes Payable in full.

In connection with the issuance and maintenance of the 2026 Notes Payable, the Company incurred $2,327,835 of fees, which are being amortized over the term of the 2026 Notes Payable. As of both March 31, 2026 and December 31, 2025, $0 of prepaid financing costs had yet to be amortized.

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

On April 1, 2025 and September 25, 2025, the Company issued $75,000,000 and $50,000,000, respectively, in aggregate principal amount of 7.250% fixed-rate notes due 2030 (the “2030 Notes Payable” and together with the 2026 Notes Payable, the “Notes Payable”). The 2030 Notes Payable will mature on April 1, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 1, 2029, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2030 Notes Payable is payable semi-annually beginning October 1, 2025. As of March 31, 2026, the aggregate carrying amount of the 2030 Notes Payable was approximately $124,875,000.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

In connection with the issuance and maintenance of the 2030 Notes Payable, the Company incurred $2,746,803 of fees, which are being amortized over the term of the 2030 Notes Payable. As of March 31, 2026 and December 31, 2025, $2,241,085 and $2,328,591 of prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes Payable for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31, 2026		March 31, 2025
Interest expense	$500		$1,218,750
Deferred financing costs	—		110,150
Total interest and financing expenses	$500		$1,328,900
Weighted average interest rate	N/A	%	4.9%
Effective interest rate (including fee amortization)	N/A	%	5.4%
Average debt outstanding	$—		$100,000,000
Cash paid for interest	$500		$2,437,500

The following is a summary of the 2030 Notes Payable, net of deferred financing costs:

	March 31, 2026	December 31, 2025
2030 Notes Payable	$125,000,000	$125,000,000
Deferred financing costs	(2,187,895)	(2,272,580)
Premium on 2030 Notes Payable	587,719	618,145
Discount on 2030 Notes Payable	(640,909)	(674,156)
2030 Notes Payable, net of deferred financing costs and discount	$122,758,915	$122,671,409

The following table summarizes the interest expense and deferred financing costs on the 2030 Notes Payable for the three months ended March 31, 2026:

For the three months ended
March 31, 2026
Interest expense	$2,265,625
Deferred financing costs	134,684
Discount amortization	33,248
Premium amortization	(30,425)
Total interest and financing expenses	$2,403,132
Weighted average interest rate	7.4%
Effective interest rate (including fee amortization)	7.8%
Average debt outstanding	$125,000,000
Cash paid for interest	$—

The indenture and supplements thereto relating to the Notes Payable contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of March 31, 2026, the Company was in compliance with these covenants.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

NOTE 12 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to March 31, 2026:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	April 1, 2026	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$190,093	Senior Secured – First Lien
New Investment	April 3, 2026	VeloSource Purchaser, LLC	Locum tenens staffing agency	$200,000	Senior Secured – First Lien
				$100,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$18,605	Equity
Add-On Investment	April 13, 2026	Venbrook Buyer, LLC*	An independent insurance services broker	$1,256,415	Senior Secured – First Lien
New Investment	April 13, 2026	Solomon AcquisitionCo, LLC	An innovative process automation and digital systems integrator	$4,196,557	Senior Secured – First Lien
				$100,000	Revolver Commitment
				$186,807	Equity
New Investment	April 27, 2026	Project Freeze**	Manufacturer of walk-in coolers, freezers, and refrigeration systems	$4,000,000	Senior Secured – First Lien
				$100,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$324,074	Equity
Add-On Investment	April 28, 2026	Venbrook Buyer, LLC*	An independent insurance services broker	$502,566	Senior Secured – First Lien
Add-On Investment	April 28, 2026	Advanced Barrier Extrusions, LLC*	Manufacturer of flexible packaging	$330,250	Senior Secured – First Lien

* Existing portfolio company

** The name of this portfolio company is not disclosed at this time due to confidentiality restrictions. The name of this portfolio company will be disclosed in the Company’s quarterly report for the quarter ending June 30, 2026.

The Company realized the following portfolio company investment subsequent to March 31, 2026:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Loss	Instrument Type
Full Repayment	April 17, 2026	Sales Benchmark Index, LLC	Provider of revenue growth management consulting services for private equity-owned and large enterprise clients	$11,968,656	$—	Senior Secured – First Lien
				$443,820	$—	Revolver Commitment
Full Realization				$486,925	(178,805)	Equity
Full Repayment	April 24, 2026	Equine Network, LLC	Provider of equine competitions, content, products, and services	$9,043,164	$—	Senior Secured – First Lien
				$97,900	$—	Delayed Draw Term Loan Commitment
				$166,667	$—	Revolver Commitment
Full Repayment	April 30, 2026	Cerebro Buyer, LLC	Manufacturer of single-use electrodes for medical procedures	$4,526,683	$—	Senior Secured – First Lien
				$376,902	$—	Delayed Draw Term Loan Commitment

Credit Facility

The outstanding balance under the Credit Facility as of May 11, 2026 was $238,400,000.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(unaudited)

Dividends Declared

On April 14, 2026, the Board declared a regular monthly dividend for each of April 2026, May 2026, and June 2026 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
4/14/2026	4/30/2026	4/30/2026	5/15/2026	$0.1133
4/14/2026	5/29/2026	5/29/2026	6/15/2026	$0.1133
4/14/2026	6/30/2026	6/30/2026	7/15/2026	$0.1133

NOTE 13 — REPORTABLE SEGMENTS

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

We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of March 31, 2026, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of March 31, 2026, our asset coverage ratio was 199%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe macroeconomic uncertainty as a result of various events and trends, including labor resource shortages, commodity inflation, fluctuating interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs on the United States or against its trading partners, and the global conflict in the Middle East, including Iran. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately held lower middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) through first lien (including unitranche), second lien, and unsecured debt financing, often with a corresponding equity investment.

As of March 31, 2026, we had $990.0 million (at fair value) invested in 116 portfolio companies. As of March 31, 2026, our portfolio included approximately 90% of first lien debt (including unitranche investments), 1% of second lien debt, 0% of unsecured debt and 9% of equity investments at fair value. The composition of our investments at cost and fair value as of March 31, 2026 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$940,012,590	$891,688,561
Senior Secured – Second Lien	12,115,000	12,025,000
Unsecured Debt	311,853	80,670
Equity	62,878,875	86,200,333
Total Investments at Fair Value	$1,015,318,318	$989,994,564
(1)	Includes unitranche investments, which account for 4.3% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

As of December 31, 2025, we had $1,007.6 million (at fair value) invested in 115 portfolio companies. As of December 31, 2025, our portfolio included approximately 90% of first lien debt (including unitranche investments), 1% of second lien debt, 0% of unsecured debt and 9% of equity investments at fair value. The composition of our investments at cost and fair value as of December 31, 2025 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$951,615,061	$908,669,800
Senior Secured – Second Lien	12,111,653	12,025,000
Unsecured Debt	318,425	123,789
Equity	62,094,547	86,804,806
Total Investments at Fair Value	$1,026,139,686	$1,007,623,395
(1)	Includes unitranche investments, which account for 4.0% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of March 31, 2026 and December 31, 2025, we had unfunded commitments of $48.2 million and $53.4 million, respectively, to provide financing to 76 and 77 portfolio companies, respectively. As of March 31, 2026, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility (as defined below) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration in our investment portfolio as of March 31, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$189,529,089	$181,459,980	18.33%
Texas	149,271,130	146,181,261	14.77%
Florida	101,785,470	95,795,089	9.67%
New York	59,269,009	59,775,558	6.04%
Illinois	70,439,146	51,373,377	5.19%
Pennsylvania	47,675,965	49,385,387	4.99%
Colorado	41,648,469	40,498,263	4.09%
Arizona	34,115,701	37,580,504	3.80%
Ohio	25,964,453	27,444,553	2.77%
Canada	35,005,849	35,005,230	3.54%
North Carolina	31,311,773	32,106,220	3.24%
Massachusetts	12,020,071	12,085,740	1.22%
Iowa	22,424,245	22,504,749	2.27%
New Jersey	19,808,993	19,644,077	1.98%
Tennessee	28,392,241	26,319,065	2.66%
Virginia	19,491,436	19,755,351	2.00%
Georgia	5,648,249	16,863,235	1.70%
District of Columbia	16,710,796	20,865,467	2.11%
Michigan	16,160,287	16,350,670	1.65%
Minnesota	11,749,250	12,309,055	1.24%
Missouri	12,076,156	12,321,099	1.24%
Idaho	9,266,572	9,300,380	0.94%
Louisiana	9,137,351	9,521,865	0.96%
Oregon	8,846,137	9,112,640	0.92%
Maryland	7,445,883	7,423,950	0.75%
Wisconsin	21,474,694	9,491,204	0.96%
South Carolina	5,226,209	5,340,805	0.54%
Washington	1,273,384	2,145,280	0.22%
United Kingdom	2,150,310	2,034,510	0.21%
Total Investments at Fair Value	$1,015,318,318	$989,994,564	100.00%

The following is a summary of geographical concentration of in investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$199,175,312	$192,583,333	19.12%
Texas	149,955,251	147,396,649	14.63%
Florida	102,086,659	96,730,609	9.60%
New York	59,320,592	59,952,294	5.95%
Illinois	69,282,731	55,796,619	5.54%
Pennsylvania	47,721,299	49,296,019	4.89%
Colorado	41,413,399	39,386,741	3.91%
Arizona	34,208,744	37,526,211	3.72%
Ohio	35,249,934	36,769,186	3.65%
Canada	36,116,171	36,140,789	3.59%
North Carolina	31,163,913	32,456,489	3.22%
Massachusetts	24,283,990	25,043,277	2.49%
Iowa	22,351,338	22,467,248	2.23%
New Jersey	19,768,069	19,924,612	1.98%
Tennessee	20,495,678	18,827,946	1.87%
Virginia	17,506,416	17,764,137	1.76%
Georgia	5,876,197	17,168,351	1.70%
District of Columbia	10,685,508	14,469,710	1.44%
Michigan	12,060,200	12,255,578	1.22%
Minnesota	11,769,582	11,916,373	1.18%
Missouri	10,898,062	11,109,063	1.10%
Idaho	9,479,007	9,517,417	0.94%
Louisiana	9,153,384	9,297,784	0.92%
Oregon	8,860,277	9,202,699	0.91%
Maryland	7,530,655	7,549,733	0.75%
Wisconsin	21,458,139	7,360,720	0.73%
South Carolina	4,847,580	4,966,273	0.49%
Washington	1,273,384	2,605,719	0.26%
United Kingdom	2,148,215	2,141,816	0.21%
	$1,026,139,686	$1,007,623,395	100.00%

The following is a summary of industry concentration in our investment portfolio as of March 31, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$279,930,309	$279,261,336	28.21%
Healthcare & Pharmaceuticals	97,090,678	97,046,413	9.80%
High Tech Industries	83,330,629	86,899,397	8.78%
Capital Equipment	61,564,601	65,891,385	6.66%
Media: Advertising, Printing & Publishing	66,726,987	65,691,326	6.64%
Beverage & Food	55,445,308	56,582,066	5.72%
Consumer Goods: Non-Durable	61,572,096	52,712,306	5.32%
Services: Consumer	42,752,415	40,715,215	4.11%
Construction & Building	36,423,448	36,602,096	3.70%
Consumer Goods: Durable	35,878,938	31,267,997	3.16%
Aerospace & Defense	28,847,730	26,526,734	2.68%
Environmental Industries	20,510,466	24,397,581	2.46%
Chemicals, Plastics, & Rubber	19,723,334	19,622,459	1.98%
Transportation & Logistics	16,690,858	16,769,097	1.69%
Media: Broadcasting & Subscription	12,029,788	14,864,681	1.50%
Retail	14,645,681	14,677,856	1.48%
Energy: Oil & Gas	11,793,290	11,237,570	1.14%
Hotel, Gaming, & Leisure	9,172,112	9,307,731	0.94%
Wholesale	8,877,153	8,893,339	0.90%
Containers, Packaging, & Glass	20,730,924	8,403,531	0.85%
Media: Diversified & Production	7,523,041	7,472,354	0.75%
FIRE: Real Estate	19,179,572	6,069,487	0.61%
Finance	—	5,704,257	0.58%
Education	4,878,960	3,378,350	0.34%
Total	$1,015,318,318	$989,994,564	100.00%

The following is a summary of industry concentration in our investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$265,116,204	$266,803,107	26.48%
High Tech Industries	103,212,518	106,937,496	10.61%
Healthcare & Pharmaceuticals	92,736,458	92,182,392	9.15%
Media: Advertising, Printing & Publishing	78,965,841	79,030,004	7.84%
Capital Equipment	61,644,736	65,191,527	6.47%
Beverage & Food	54,323,129	58,129,551	5.77%
Consumer Goods: Non-Durable	61,701,885	53,502,252	5.31%
Services: Consumer	42,793,668	40,569,003	4.03%
Construction & Building	36,950,838	37,219,214	3.69%
Consumer Goods: Durable	35,569,885	31,655,077	3.14%
Aerospace & Defense	28,192,548	25,968,951	2.58%
Environmental Industries	20,190,193	22,323,773	2.22%
Chemicals, Plastics, & Rubber	20,054,202	19,792,281	1.96%
Transportation & Logistics	16,593,938	16,791,026	1.67%
Media: Broadcasting & Subscription	12,057,869	15,196,592	1.51%
Retail	14,715,878	14,756,518	1.46%
Energy: Oil & Gas	11,802,297	11,077,160	1.10%
Hotel, Gaming, & Leisure	9,181,622	9,331,063	0.93%
Wholesale	8,900,149	8,921,351	0.89%
FIRE: Real Estate	18,419,200	8,379,604	0.83%
Media: Diversified & Production	7,495,599	7,566,694	0.75%
Containers, Packaging, & Glass	20,714,369	6,360,684	0.63%
Finance	—	6,187,401	0.61%
Education	4,806,660	3,750,674	0.37%
	$1,026,139,686	$1,007,623,395	100.00%

At March 31, 2026, our average portfolio company investment at amortized cost and fair value was approximately $8.8 million and $8.5 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $28.0 million and $18.5 million, respectively. At December 31, 2025, our average portfolio company investment at amortized cost and fair value was approximately $8.9 million and $8.7 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $26.1 million and $19.2 million, respectively.

At March 31, 2026 and December 31, 2025, 91.5% and 91.6% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as the Secured Overnight Financing Rate (“SOFR”), respectively, and 8.5% and 8.4% bore interest at fixed rates, respectively.

The weighted average yield on all of our debt investments as of March 31, 2026 and December 31, 2025 was approximately 9.0% and 9.3%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of March 31, 2026 and December 31, 2025 was approximately 8.5% and 8.7%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $3.4 million and $25.1 million, respectively.

Investment Activity

During the three months ended March 31, 2026, we made an aggregate of $27.7 million of investments in three new portfolio companies and nine existing portfolio companies. During the three months ended March 31, 2026, we received an aggregate of $41.7 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of March 31, 2026			As of December 31, 2025
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$199.7	20%	27	$227.3	23%	27
2	597.4	61%	64	590.2	59%	63
3	141.8	14%	16	148.4	14%	17
4	43.0	4%	4	35.1	3%	3
5	8.1	1%	8	6.6	1%	7
Total	$990.0	100%	119	$1,007.6	100%	117
(1)	Three portfolio company appears in two categories as of March 31, 2026 and two portfolio company appears in two categories December 31, 2025.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2026, we had loans to six portfolio companies that were on non-accrual status, which represented approximately 9.2% of our total investments at cost and 5.2% at fair value. As of December 31, 2025, we had loans to five portfolio companies that were on non-accrual status, which represented approximately 7.5% of our total investments at cost and 4.1% at fair value. As of March 31, 2026 and December 31, 2025, $13.2 million and $11.2 million of income from investments on non-accrual had not been accrued, respectively.

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

Comparison of the Three Months Ended March 31, 2026 and 2025

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

The following shows the breakdown of investment income for the three months ended March 31, 2026 and 2025 (in millions).

	For the three months ended
	March 31, 2026	March 31, 2025
Interest income(1)	$20.2	$23.1
PIK interest	1.7	1.0
Miscellaneous fees(1)	1.4	0.9
Total	$23.3	$25.0
(1)	For the three months ended March 31, 2026 and 2025, we recognized $0.6 million and $0.1 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions.

The decrease in investment income for the three months ended March 31, 2026 was due primarily to a decrease in prevailing market rates on our loans, typically in reference to the SOFR.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;

●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our commons stock and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the administration agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the administration agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs);
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three months ended March 31, 2026 and 2025 (in millions).

	For the three months ended
	March 31, 2026	March 31, 2025
Operating Expenses
Management fees	$4.4	$4.1
Valuation fees	0.2	0.2
Administrative services expenses	0.6	0.4
Income incentive fees	0.1	2.1
Professional fees	0.8	0.4
Directors’ fees	0.1	0.1
Insurance expense	0.1	0.1
Interest expense and other fees	8.9	8.3
Income tax expense	0.4	0.5
Other general and administrative expenses	0.2	0.2
Total Operating Expenses	$15.8	$16.4
Income incentive fee waiver	—	(1.2)
Total Operating Expenses, net of fee waivers	$15.8	$15.2

The decrease in gross operating expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to the decrease in income incentive fees, offset by higher management fees and interest expense due to overall portfolio growth, and increased professional fees. The increase in net operating expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was due to the decrease in income incentive fees waived.

Net Investment Income

For the three months ended March 31, 2026, net investment income was $7.5 million, or $0.26 per common share (based on 28,947,254 weighted average shares outstanding for the three months ended March 31, 2026).

For the three months ended March 31, 2025, net investment income was $9.8 million, or $0.35 per common share (based on 27,602,612 weighted average shares outstanding for the three months ended March 31, 2025).

Net investment income for the three months ended March 31, 2026 decreased compared to the three months ended March 31, 2025 as a result of decreased interest income as explained in the “Revenues” section above and higher operating expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure net realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended March 31, 2026 totaled $41.7 million and net realized gains totaled $0.8 million.

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

Net change in unrealized (depreciation) appreciation on investments and cash equivalents for the three months ended March 31, 2026 and 2025 totaled ($6.5) million and $1.2 million, respectively.

The change in unrealized (depreciation) appreciation over the respective periods was primarily due to company-specific write-downs, partially offset by realizations on investments previously written up.

Provision for Taxes on Unrealized Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies, which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For both the three months ended March 31, 2026 and 2025, we recognized a provision for income tax on unrealized investments of $0.0 million for the Taxable Subsidiaries. As of both March 31, 2026 and December 31, 2025, there was $0.0 million of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2026, net increase in net assets resulting from operations totaled $1.7 million, or $0.06 per common share (based on 28,947,254 weighted average shares outstanding for the three months ended March 31, 2026).

For the three months ended March 31, 2025, net increase in net assets resulting from operations totaled $5.0 million, or $0.18 per common share (based on 27,602,612 weighted average shares outstanding for the three months ended March 31, 2025).

The net decrease in net assets between the respective periods was due to higher unrealized depreciation, partially offset by higher realized gains in the current year.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided net cash of $22.8 million for the three months ended March 31, 2026, primarily in connection with sales and repayments of portfolio investments, partially offset by the purchase of portfolio investments. Our financing activities for the three months ended March 31, 2026 used cash of $44.5 million, primarily from repayments of SBA-guaranteed debentures.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our Board makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2025 annual stockholders meeting, authorizes us to sell up to 25% of our outstanding common shares at a price equal to or below the then-current net asset value per share in one or more offerings. This authorization will expire on the earlier of (i) June 17, 2026, the one-year anniversary of our 2025 annual stockholders meeting, and (ii) the date of our 2026 annual stockholder meeting. We would need similar future approval from our stockholders to issue shares below the then-current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under subchapter M of the Code. Consequently, we may not have the funds available to allow us to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets, less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities. As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 199% and 203%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $3.4 million and $25.1 million, respectively.

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

Pursuant to its terms, the Credit Facility will bear interest, subject to our election, on a per annum basis equal to (i) term SOFR plus 2.25% (or 2.50% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) with a 0.25% SOFR floor, or (ii) 1.25% (or 1.50% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one-month term SOFR plus 1.00%. We pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. The commitment to fund the revolver expires on September 11, 2029, after which we may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 11, 2030. Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short-term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of March 31, 2026 and December 31, 2025, we were in compliance with these covenants.

As of March 31, 2026 and December 31, 2025, $241.5 million and $236.6 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $8.9 million in connection with the current Credit Facility, which are being amortized over the life of the facility.

Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of March 31, 2026 and December 31, 2025, $3.2 million and $3.5 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

Interest is paid quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three months ended March 31, 2026 and 2025 (dollars in millions):

	For the three months ended
	March 31, 2026	March 31, 2025
Interest expense	$3.7	$3.9
Loan fee amortization	0.3	0.3
Total interest and financing expenses	$4.0	$4.2
Weighted average interest rate	6.3%	7.2%
Effective interest rate (including fee amortization)	6.7%	7.7%
Average debt outstanding	$241.4	$220.4
Cash paid for interest and unused fees	$3.9	$3.8

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as licensed SBICs, we can issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBICs, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of March 31, 2026 and December 31, 2025, the SBIC I subsidiary had 73.6 million and $75.0 million in “regulatory capital,” respectively, as such term is defined by the SBA, and $85.0 million and $124.0 million of SBA-guaranteed debentures outstanding, respectively. During the three months ended March 31, 2026, the SBIC I subsidiary repaid $39.0 million of SBA-guaranteed debentures that matured during the period. As of both March 31, 2026 and December 31, 2025, the SBIC II subsidiary had $87.5 million in regulatory capital and $175.0 million of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $457.2 million and $492.7 million in assets at March 31, 2026 and December 31, 2025, respectively, which accounted for approximately 45.7% and 47.3% of our total consolidated assets, respectively.

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

As of March 31, 2026 and December 31, 2025, the carrying amount of the SBA-guaranteed debentures was $257.2 million and $296.0 million, respectively. At the measurement date, the estimated fair value of the SBA-guaranteed debentures as prepared for disclosure purposes was $232.8 million. The fair value of the SBA-guaranteed debentures is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2026 and December 31, 2025, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to our Consolidated Financial Statements.

As of March 31, 2026, we have incurred $11.1 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of March 31, 2026 and December 31, 2025, $2.8 million and $3.0 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three months ended March 31, 2026 and 2025 (dollars in millions):

	For the three months ended
	March 31, 2026	March 31, 2025
Interest expense	$2.2	$2.5
Debenture fee amortization	0.2	0.2
Total interest and financing expenses	$2.4	$2.7
Weighted average interest rate	3.3%	3.3%
Effective interest rate (including fee amortization)	3.5%	3.5%
Average debt outstanding	$284.7	$316.7
Cash paid for interest	$4.8	$5.2

Notes Payable

The Notes Payable are institutional, non-traded notes. As of March 31, 2026 and December 31, 2025, the carrying amount of the Notes Payable was $122.8 million million and $122.7 million, respectively. As of March 31, 2026, the estimated fair value of the Notes Payable as prepared for disclosure purposes was $124.9 million.

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

In connection with the issuance and maintenance of the 2030 Notes Payable, we have incurred $2.7 million of fees, which are being amortized over the term of the 2030 Notes Payable, of which $2.2 million and $2.3 million remains to be amortized as of March 31, 2026 and December 31, 2025, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes Payable for the three months ended March 31, 2026 and 2025 (dollars in millions):

	For the three months ended
	March 31, 2026		March 31, 2025
Interest expense	$—		$1.2
Deferred financing costs	—		0.1
Total interest and financing expenses	$—		$1.3
Weighted average interest rate	N/A	%	4.9%
Effective interest rate (including fee amortization)	N/A	%	5.4%
Average debt outstanding	$—		$100.0
Cash paid for interest	$—		$2.4

The following table summarizes the interest expense and deferred financing costs on the 2030 Notes Payable for the three months ended March 31, 2026 (dollars in millions):

For the three months ended
March 31, 2026
Interest expense	$2.3
Deferred financing costs	0.1
Total interest and financing expenses	$2.4
Weighted average interest rate	7.4%
Effective interest rate (including fee amortization)	7.8%
Average debt outstanding	$125.0
Cash paid for interest	$—

ATM Program

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

On August 11, 2023, we entered into an equity distribution agreement (the “2023 Equity Distribution Agreement”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2023 Equity Distribution Agreement, we were permitted issue and sell, from time to time, up to $100.0 million in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with our investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, we no longer sold any shares under the 2021 Equity Distribution Agreement.

On September 9, 2025, we entered into an equity distribution agreement (the “2025 Equity Distribution Agreement” and together with the 2023 Equity Distribution Agreement and the 2021 Equity Distribution Agreement, the “Equity Distribution Agreements”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2025 Equity Distribution Agreement, we may issue and sell, from time to time, up to $100.0 million in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with its investment objective and strategies. Upon execution of the 2025 Equity Distribution Agreement, we no longer sold any shares under the 2023 Equity Distribution Agreement. We refer to our issuance and sale of shares under the Equity Distribution Agreements as the “ATM Program.

We did not issue any shares during the three months ended March 31, 2026 under the ATM Program. We issued 656,085 shares during the three months ended March 31, 2025 under the ATM Program for gross proceeds of $9.3 million and underwriting fees and other expenses of $0.3 million. The average per share offering price of shares issued in the ATM Program during the three months ended March

31, 2025 was $14.11. The Advisor has agreed to reimburse us for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less than the then-current net asset value per share. For the three months ended March 31, 2025, the Advisor was not required to reimburse underwriting fees as all shares were issued at a premium to net asset value.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2026, we had $47.8 million in unfunded debt commitments and $0.3 million in unfunded equity commitments to 76 portfolio companies. As of December 31, 2025, we had $53.0 million in unfunded debt commitments and $0.4 million in unfunded equity commitments to 77 portfolio companies. As of March 31, 2026, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded loan commitments should the need arise.

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

Investment Portfolio

We invested in the following portfolio companies subsequent to March 31, 2026:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	April 1, 2026	EH Real Estate Services, LLC*	Offers residential property brokerage, title & settlement, and property and casualty insurance brokerage services to home buyers and sellers	$190,093	Senior Secured – First Lien
New Investment	April 3, 2026	VeloSource Purchaser, LLC	Locum tenens staffing agency	$200,000	Senior Secured – First Lien
				$100,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$18,605	Equity
Add-On Investment	April 13, 2026	Venbrook Buyer, LLC*	An independent insurance services broker	$1,256,415	Senior Secured – First Lien
New Investment	April 13, 2026	Solomon AcquisitionCo, LLC	An innovative process automation and digital systems integrator	$4,196,557	Senior Secured – First Lien
				$100,000	Revolver Commitment
				$186,807	Equity
New Investment	April 27, 2026	Project Freeze**	Manufacturer of walk-in coolers, freezers, and refrigeration systems	$4,000,000	Senior Secured – First Lien
				$100,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$324,074	Equity
Add-On Investment	April 28, 2026	Venbrook Buyer, LLC*	An independent insurance services broker	$502,566	Senior Secured – First Lien
Add-On Investment	April 28, 2026	Advanced Barrier Extrusions, LLC*	Manufacturer of flexible packaging	$330,250	Senior Secured – First Lien

* Existing portfolio company

** The name of this portfolio company is not disclosed at this time due to confidentiality restrictions. The name of this portfolio company will be disclosed in the Company’s quarterly report for the quarter ending June 30, 2026.

We realized the following portfolio company investments subsequent to March 31, 2026:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Loss	Instrument Type
Full Repayment	April 17, 2026	Sales Benchmark Index, LLC	Provider of revenue growth management consulting services for private equity-owned and large enterprise clients	$11,968,656	$—	Senior Secured – First Lien
				$443,820	$—	Revolver Commitment
Full Realization				$486,925	(178,805)	Equity
Full Repayment	April 24, 2026	Equine Network, LLC	Provider of equine competitions, content, products, and services	$9,043,164	$—	Senior Secured – First Lien
				$97,900	$—	Delayed Draw Term Loan Commitment
				$166,667	$—	Revolver Commitment
Full Repayment	April 30, 2026	Cerebro Buyer, LLC	Manufacturer of single-use electrodes for medical procedures	$4,526,683	$—	Senior Secured – First Lien
				$376,902	$—	Delayed Draw Term Loan Commitment

Credit Facility

The outstanding balance under the Credit Facility as of May 11, 2026 was $238.4 million.

Dividend Declared

On April 14, 2026, the Board declared a regular monthly dividend for each of April 2026, May 2026, and June 2026 as follows:

	Ex-Dividend	Record	Payment	Amount per
Declared	Date	Date	Date	Share
4/14/2026	4/30/2026	4/30/2026	5/15/2026	$0.1133
4/14/2026	5/29/2026	5/29/2026	6/15/2026	$0.1133
4/14/2026	6/30/2026	6/30/2026	7/15/2026	$0.1133

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. In September 2024, the Federal Reserve began easing its policy, lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024, 4.00% - 4.25% in September 2025, 3.75% - 4.00% in October 2025 and 3.50% - 3.75% in December 2025. Since December 2025, the Federal Reserve has kept the interest rate at 3.50% - 3.75%. As of December 31, 2025 and December 31, 2024, 91.6% and 94.5% of the loans in our portfolio bore interest at floating rates, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rates, subject to an interest rate floor. As of March 31, 2026 and December 31, 2025, the weighted average interest rate floor on our floating rate loans was 1.42% and 1.46%, respectively.

Assuming that the consolidated statement of assets and liabilities As of March 31, 2026 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$16.7	$(4.8)	$11.9
Up 150 basis points	12.5	(3.6)	8.9
Up 100 basis points	8.4	(2.4)	6.0
Up 50 basis points	4.2	(1.2)	3.0
Down 50 basis points	(4.2)	1.2	(3.0)
Down 100 basis points	(8.4)	2.4	(6.0)
Down 150 basis points	(12.5)	3.6	(8.9)
Down 200 basis points	(16.7)	4.8	(11.9)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to the consolidated financial statements contained herein for more information on the incentive fee.
(2)	At March 31, 2026, the three-month SOFR rate was 368 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 bps SOFR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three months ended March 31, 2026 and 2025, we did not engage in hedging activities.

Item 4.Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a 15(e) or Rule 15d 15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Annual Report on Form 10-K filed with the SEC on March 11, 2026, all of which could materially affect our business, financial condition and/or results of operations. Although the risks described in our other SEC filings referenced above represent the principal risks associated with an investment in us, they are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, might materially and adversely affect our business, financial condition and/or results of operations.

During the three months ended March 31, 2026, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended March 31, 2026.

No shares were issued under the distribution reinvestment program during either of the three months ended March 31, 2026 and 2025.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

(a)	None.
(b)	None.
(c)	Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Dated: May 11, 2026	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer