Form 10-Q
period 2026-06-30
Stellus Capital Investment Corp
filed 2026-08-10
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of August 10, 2026 was 28,479,937.

STELLUS CAPITAL INVESTMENT CORPORATION

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Item 1.Financial Statements

	(unaudited)
	June 30, 2026	December 31, 2025
ASSETS
Controlled investments, at fair value (amortized cost of $34,691,986 and $33,603,521, respectively)	$11,573,435	$14,953,132
Non-controlled, affiliated investments, at fair value (amortized cost of $29,323,333 and $4,806,660, respectively)	32,257,658	3,750,674
Non-controlled, non-affiliated investments, at fair value (amortized cost of $913,612,730 and $987,729,505, respectively)	924,415,324	988,919,589
Cash and cash equivalents	5,138,950	25,050,156
Receivable for sales and repayments of investments	2,166,620	581,509
Interest receivable	5,973,539	6,375,996
Income tax receivable	—	1,385,387
Other receivables	66,430	85,000
Related party receivable	—	20
Deferred offering costs	75,000	—
Prepaid expenses	457,821	150,843
Total Assets	$982,124,777	$1,041,252,306
LIABILITIES
2030 Notes Payable	$122,897,963	$122,671,409
Credit Facility payable	219,221,522	233,167,360
SBA-guaranteed debentures	257,304,593	295,984,063
Dividends payable	3,248,641	3,858,669
Management fees payable	4,393,771	4,442,705
Income incentive fees payable	889,986	2,317,429
Interest payable	5,569,922	6,138,076
Unearned revenue	496,577	582,007
Administrative services payable	517,253	539,338
Income tax payable	56,518	—
Other accrued expenses and liabilities	570,085	372,294
Total Liabilities	$615,166,831	$670,073,350
Commitments and contingencies (Note 7)
Net Assets	$366,957,946	$371,178,956
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 28,672,911 and 28,947,254 shares issued and outstanding, respectively)	$28,673	$28,947
Paid-in capital	395,382,385	397,829,793
Total distributable loss	(28,453,112)	(26,679,784)
Net Assets	$366,957,946	$371,178,956
Total Liabilities and Net Assets	$982,124,777	$1,041,252,306
Net Asset Value Per Share	$12.80	$12.82

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
INVESTMENT INCOME
From non-controlled, affiliated investments
Interest income	$1,016	$—	$1,061	$—
Payment-in-kind interest income	559,310	—	631,610	—
From non-controlled, non-affiliated investments
Interest income	19,864,060	23,134,800	39,811,025	46,285,437
Payment-in-kind interest income	1,159,038	1,519,405	3,392,735	2,495,884
Other income	719,448	1,042,397	1,759,375	1,866,939
Total Investment Income	$22,302,872	$25,696,602	$45,595,806	$50,648,260
OPERATING EXPENSES
Management fees	$4,393,770	$4,279,441	$8,786,127	$8,334,167
Valuation fees	44,995	38,507	211,114	196,396
Administrative services expenses	550,235	474,284	1,199,355	923,582
Income incentive fees	150,863	2,158,075	257,572	4,294,566
Professional fees	283,474	312,808	1,101,201	730,839
Directors’ fees	84,250	93,250	213,500	204,500
Insurance expense	102,057	98,668	195,113	195,758
Interest expense and other fees	8,585,467	8,680,015	17,437,008	16,943,034
Income tax expense	29,685	428,951	390,156	928,498
Other general and administrative expenses	585,510	500,302	825,127	718,653
Total Operating Expenses	$14,810,306	$17,064,301	$30,616,273	$33,469,993
Income incentive fee waiver	(38,583)	(928,926)	(49,644)	(2,171,769)
Total Operating Expenses, net of fee waivers	$14,771,723	$16,135,375	$30,566,629	$31,298,224
Net Investment Income	$7,531,149	$9,561,227	$15,029,177	$19,350,036
Net realized loss on controlled investments	$—	$(1,132,576)	$—	$(1,132,576)
Net realized (loss) gain on non-controlled, non-affiliated investments	(7,243,523)	272,549	(6,493,113)	(5,694,672)
Net realized (loss) gain on foreign currency translations	(1,811)	(20,003)	1,853	(49,658)
Net change in unrealized (depreciation) appreciation on controlled investments	(922,785)	1,290,491	(4,468,162)	1,345,767
Net change in unrealized appreciation on non-controlled, affiliated investments	3,913,525	—	3,468,901	—
Net change in unrealized appreciation on non-controlled, non-affiliated investments	12,908,698	143,176	10,350,353	1,281,193
Net change in unrealized appreciation (depreciation) on foreign currency translations	21,045	30,546	(26,975)	38,865
Net Increase in Net Assets Resulting from Operations	$16,206,298	$10,145,410	$17,862,034	$15,138,955
Net Investment Income Per Share—basic and diluted	$0.26	$0.34	$0.52	$0.69
Net Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$0.56	$0.36	$0.62	$0.54
Weighted Average Shares of Common Stock Outstanding—basic and diluted	28,869,028	28,412,849	28,907,925	28,009,969
Distributions Per Share—basic and diluted	$0.34	$0.40	$0.68	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	(loss)	Net Assets
Balances at December 31, 2024	27,481,118	$27,481	$379,549,272	$(9,654,813)	$369,921,940
Net investment income	—	—	—	9,788,809	9,788,809
Net realized loss on investments	—	—	—	(5,967,221)	(5,967,221)
Net realized loss on foreign currency translations	—	—	—	(29,655)	(29,655)
Net change in unrealized appreciation on investments	—	—	—	1,193,293	1,193,293
Net change in unrealized depreciation on foreign currency translations	—	—	—	8,319	8,319
Distributions from net investment income	—	—	—	(11,087,389)	(11,087,389)
Issuance of common stock, net of offering costs(1)	656,085	656	8,937,430	—	8,938,086
Balances at March 31, 2025	28,137,203	$28,137	$388,486,702	$(15,748,657)	$372,766,182
Net investment income	—	—	—	9,561,227	9,561,227
Net realized loss on investments	—	—	—	(860,027)	(860,027)
Net realized loss on foreign currency translations	—	—	—	(20,003)	(20,003)
Net change in unrealized appreciation on investments	—	—	—	1,433,667	1,433,667
Net change in unrealized appreciation on foreign currency translations	—	—	—	30,546	30,546
Provision for taxes on unrealized appreciation on investments	—	—	—	—	—
Distributions from net investment income	—	—	—	(11,363,618)	(11,363,618)
Issuance of common stock, net of offering costs(1)	278,945	279	3,822,637	—	3,822,916
Balances at June 30, 2025	28,416,148	$28,416	$392,309,339	$(16,966,865)	$375,370,890

Balances at December 31, 2025	28,947,254	$28,947	$397,829,793	$(26,679,784)	$371,178,956
Net investment income	—	—	—	7,498,028	7,498,028
Net realized gain on investments	—	—	—	750,410	750,410
Net realized gain on foreign currency translation	—	—	—	3,664	3,664
Net change in unrealized depreciation on investments	—	—	—	(6,548,346)	(6,548,346)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(48,020)	(48,020)
Distributions from net investment income	—	—	—	(9,839,171)	(9,839,171)
Balances at March 31, 2026	28,947,254	$28,947	$397,829,793	$(34,863,219)	$362,995,521
Net investment income	—	—	—	7,531,149	7,531,149
Net realized loss on investments	—	—	—	(7,243,523)	(7,243,523)
Net realized loss on foreign currency translation	—	—	—	(1,811)	(1,811)
Net change in unrealized appreciation on investments	—	—	—	15,899,438	15,899,438
Net change in unrealized appreciation on foreign currency translations	—	—	—	21,045	21,045
Distributions from net investment income	—	—	—	(9,796,191)	(9,796,191)
Repurchase of common stock, net of commissions(1)	(274,343)	(274)	(2,447,408)	—	(2,447,682)
Balances at June 30, 2026	28,672,911	$28,673	$395,382,385	$(28,453,112)	$366,957,946

(1) See Note 4 to the consolidated financial statements contained herein for more information on offering costs and commissions.

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the six months ended
	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$17,862,034	$15,138,955
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(45,678,450)	(78,230,159)
Proceeds from sales and repayments of investments	90,888,206	46,638,287
Net change in unrealized appreciation on investments	(9,351,092)	(2,626,960)
Net change in unrealized depreciation (appreciation) on foreign currency translations	26,975	(38,865)
Increase in investments due to payment-in-kind income	(3,392,735)	(2,492,551)
Amortization of premium and accretion of discount, net	(1,383,610)	(1,437,223)
Amortization of loan structure fees	511,422	634,745
Amortization of deferred financing costs	270,866	303,468
Amortization of discount on Notes Payable	67,121	31,434
Amortization of premium on Notes Payable	(61,432)	—
Amortization of loan fees on SBA-guaranteed debentures	320,530	371,260
Net realized loss on investments	6,493,113	6,827,248
Changes in other assets and liabilities
Decrease (increase) in interest receivable	402,457	(921,344)
Decrease (increase) in income tax receivable	1,385,387	(743,732)
Decrease in other receivables	18,570	70,495
Decrease in related party receivables	20	3,687
(Increase) decrease in prepaid expenses	(306,978)	218,975
(Decrease) increase in management fees payable	(48,934)	245,332
Decrease in income incentive fees payable	(1,427,443)	(1,057,366)
(Decrease) increase in administrative services payable	(22,085)	22,297
(Decrease) increase in interest payable	(568,154)	1,248,079
Increase in related party payable	—	1,088,287
(Decrease) increase in unearned revenue	(85,430)	127,664
Increase in income tax payable	56,518	—
Increase in other accrued expenses and liabilities	197,791	1,322,363
Net Cash Provided by (Used in) Operating Activities	$56,174,667	$(13,255,624)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$—	$13,153,366
Sales load for common stock issued	—	(197,464)
Offering costs paid for common stock issued	(75,000)	(303,959)
Payment for repurchase of common stock	(2,436,708)	—
Commission for repurchase of common stock	(10,975)	—
Stockholder distributions paid	(20,245,390)	(22,326,367)
Financing costs paid on Notes Payable	(50,000)	(1,698,806)
Repayments of SBA-guaranteed debentures	(39,000,000)	(16,250,000)
Borrowings under Credit Facility	92,200,000	104,400,000
Repayments of Credit Facility	(106,467,800)	(117,817,800)
Net Cash (Used in) Provided by Financing Activities	$(76,085,873)	$33,188,720
Net (Decrease) Increase in Cash and Cash Equivalents	$(19,911,206)	$19,933,096
Cash and Cash Equivalents Balance at Beginning of Period	$25,050,156	$20,058,594
Cash and Cash Equivalents Balance at End of Period	$5,138,950	$39,991,690
Supplemental and Non-Cash Activities
Cash paid for interest expense	$16,896,905	$14,354,048
Income and excise tax refund, net	(1,051,749)	1,672,230
Exchange of investments	8,670,888	1,663,301

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK(8)	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Control investments	(22)
EH Real Estate Services, LLC										Skokie, IL
Term Loan A-5	(16)	First Lien		15.00%	-%	-%	-%	1/8/2024	9/3/2026	FIRE: Real Estate	$4,756,430	4,756,430	-	0.00%
Term Loan A-6	(16)	First Lien		15.00%	-%	-%	-%	10/3/2025	9/3/2026		1,096,456	1,096,456	1,069,045	0.29%
Term Loan A-7	(16)	First Lien		15.00%	-%	-%	-%	11/12/2025	9/30/2026		1,644,685	1,644,685	1,603,568	0.44%
Term Loan A-8	(16)	First Lien		15.00%	-%	-%	-%	1/20/2026	9/30/2026		816,517	816,517	796,104	0.22%
Term Loan A-9	(16)	First Lien		15.00%	-%	-%	-%	2/18/2026	9/3/2026		899,683	899,683	877,191	0.24%
Term Loan A-10	(16)	First Lien		15.00%	-%	-%	-%	3/3/2026	9/3/2026		1,032,440	1,032,440	1,006,629	0.27%
Term Loan A-11	(16)	First Lien		15.00%	-%	-%	-%	4/1/2026	9/3/2026		1,168,212	1,168,212	1,139,007	0.31%
Revolver	(16)(21)	First Lien		15.00%	-%	-%	-%	10/3/2023	9/3/2026		63,597	63,597	-	0.00%
EH Holdco, LLC Common Units		Equity						10/3/2023			15,356	3	-	0.00%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$19,369,665	$6,491,544	1.77%
J.R. Watkins, LLC										San Francisco, CA
Term Loan (SBIC)	(4)(19)	First Lien		4.09%	-%	-%	-%	12/22/2017	12/31/2026	Consumer Goods: Non-Durable	$9,957,036	9,957,036	1,194,844	0.33%
Term Loan (SBIC)	(4)(19)	First Lien		5.00%	-%	-%	-%	12/22/2017	12/31/2026		3,640,172	3,640,172	436,821	0.12%
Priority Revolver (SBIC)	(4)(19)	First Lien		5.00%	-%	-%	-%	5/3/2024	12/31/2026		1,725,113	1,725,113	3,450,226	0.94%
J.R. Watkins Ultimate Holdings, LLC Class A Units (SBIC)	(4)	Equity						4/9/2025			500	-	-	0.00%
Total												$15,322,321	$5,081,891	1.39%
Total Control investments												$34,691,986	$11,573,435	3.16%
Non-controlled, affiliated investments	(23)
ArborWorks, LLC										Oakhurst, CA
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	-%	10.24%	11/6/2023	11/6/2028	Environmental Industries	$4,329,900	4,329,900	4,329,900	1.18%
Revolver	(9)	First Lien		15.00%		-%	15.00%	11/6/2023	11/6/2028		2,005,343	2,005,343	2,005,343	0.55%
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units		Equity						11/6/2023			16,037	3,610,847	9,758,586	2.66%
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units		Equity						11/6/2023			16,037	-	-	0.00%
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units		Equity						11/6/2023			1,923	-	-	0.00%
Total												$9,946,090	$16,093,829	4.39%
Recharged Opco, LLC										Bradenton, FL
Term Loan	(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028	Services: Consumer	$5,324,759	5,292,478	3,114,984	0.85%
Revolver	(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		83,115	83,115	48,622	0.01%
Priority Revolver	(26)	First Lien		12.50%		-%	-%	7/2/2024	2/7/2028		20,223	20,223	40,446	0.01%
Priority Revolver	(26)	First Lien		12.50%		-%	-%	9/13/2024	2/7/2028		20,000	20,000	40,000	0.01%
Priority Revolver	(26)	First Lien		12.50%		-%	-%	11/12/2024	2/7/2028		45,000	45,000	90,000	0.02%
Priority Revolver	(26)	First Lien		12.50%		-%	-%	1/3/2025	2/7/2028		10,000	10,000	20,000	0.01%
Priority Revolver	(26)	First Lien		12.50%		-%	-%	2/7/2025	2/7/2028		31,000	31,000	62,000	0.02%
Priority Revolver	(26)	First Lien		12.50%		-%	-%	10/22/2025	2/7/2028		120,000	120,000	240,000	0.07%
Priority Revolver	(18)(26)	First Lien		12.50%		-%	-%	12/15/2025	2/7/2028		32,500	32,500	65,000	0.02%
Delayed Draw Term Loan	(26)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		98,473	98,125	57,607	0.02%
Recharged Holdings, LLC Common Units		Equity						11/13/2025			61,182	-	-	0.00%
Total												$5,752,441	$3,778,659	1.04%
Simpler Trading, LLC	(9)									Austin, TX
Term Loan (SBIC)	(4)	First Lien		10.00%		-%	10.00%	12/28/2021	3/21/2030	Education	$3,015,328	3,015,328	3,015,328	0.82%
Simpler Trading, LLC Preferred Units (SBIC)	(4)	Equity						3/21/2025			1,657	1,656,650	698,954	0.19%
Simpler Ultimate Holdings, LLC Class A Units (SBIC)	(4)	Equity						3/21/2025			281,936	281,936	-	0.00%
Total												$4,953,914	$3,714,282	1.01%
Watterson Renewalco Holdings, LLC	(9)									Schaumburg, IL
Term Loan		First Lien		6.00%		-%	6.00	6/30/2026	7/2/2029	Services: Business	$5,774,974	5,774,974	5,774,974	1.57%
Common Units		Equity						6/30/2026			3,675	-	-	0.00%
Preferred Units		Equity						6/30/2026			3,675	2,895,914	2,895,914	0.79%
Total												$8,670,888	$8,670,888	2.36%
Total Non-controlled, affiliated investments												$29,323,333	$32,257,658	8.80%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Non-controlled, non-affiliated investments	(4)(5)
2X LLC	(9)									Berwyn, PA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	8.73%		6/5/2023	6/5/2028	Services: Business	$5,348,953	5,286,156	5,348,953	1.46%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	8.73%		10/31/2023	6/5/2028		1,408,558	1,390,928	1,408,558	0.38%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	8.73%		12/2/2024	6/5/2028		3,793,782	3,759,540	3,793,782	1.03%
2X Investors LP Class A Units		Equity						6/5/2023			43,875	176,915	1,220,895	0.33%
Total												$10,613,539	$11,772,188	3.20%
Ad.Net Acquisition, LLC	(9)									Los Angeles, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	1.00%	9.99%		5/7/2021	5/7/2028	Services: Business	$16,691,168	16,669,315	16,524,257	4.50%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.99%		5/7/2021	5/7/2028		129,902	129,902	128,603	0.04%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.99%		5/7/2021	5/7/2028		649,510	649,510	643,015	0.18%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			8,644	86,444	-	0.00%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,780	777,995	493,166	0.13%
Total												$18,313,166	$17,789,041	4.85%
AdCellerant LLC	(9)									Denver, CO
Term A Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	6.00%	2.00%	9.64%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$9,750,000	9,639,539	9,750,000	2.66%
AdCellerant Holdings, LLC Series A Units		Equity						12/12/2023			728,710	728,710	575,713	0.16%
Total												$10,368,249	$10,325,713	2.82%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)	First Lien		5.00%	-%	-%	5.00%	6/4/2021	12/31/2027	Aerospace & Defense	$13,606,150	13,606,150	13,334,027	3.63%
Priority Revolver (SBIC II)	(5)(9)	First Lien		5.00%	-%	-%	5.00%	9/30/2024	12/31/2027		16,097	16,097	32,194	0.01%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	-	0.00%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	-	0.00%
ADS Group Topco, LLC Class D Units		Equity						9/30/2024			432	-	-	0.00%
ADS Group Topco, LLC Class Y Units		Equity						4/11/2023			48,216	165,027	116,613	0.03%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	-	0.00%
Total												$14,555,203	$13,482,834	3.67%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(11)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	11/30/2020	11/30/2026	Containers, Packaging, & Glass	$16,843,750	16,814,860	3,368,751	0.92%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	12/6/2024	11/30/2026		795,882	970,378	2,387,646	0.65%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	2/5/2025	11/30/2026		875,000	875,000	2,625,000	0.72%
Super Priority Term Loan (SBIC)	(4)(13)	First Lien		15.00%		-%	-%	3/26/2025	11/30/2026		500,000	500,000	1,500,000	0.41%
Term Loan A (SBIC)	(4)(11)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		2,607,637	565,204	521,527	0.14%
First Priority Bridge Loan	(13)	First Lien		15.00%		-%	-%	4/28/2026	9/30/2026		129,530	129,530	129,530	0.04%
Revolver (SBIC)	(4)(11)(13)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		1,558,434	337,790	311,687	0.08%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			1,562	156,182	-	0.00%
Total												$20,877,339	$10,844,141	2.96%
AGT Robotique Inc.	(7)(27)									Trois Rivieres, Canada
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.23%		6/24/2024	6/22/2029	Capital Equipment	$10,512,392	10,372,626	10,302,145	2.81%
Total												$10,372,626	$10,302,145	2.81%
American Refrigeration, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.00%	1.50%	8.73%		3/31/2023	3/31/2028	Capital Equipment	$8,006,718	7,922,677	8,006,718	2.18%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.73%		3/31/2023	3/31/2028		97,750	97,153	97,750	0.03%
AR-USA Holdings, LLC Class A Units	(6)	Equity						3/31/2023			141	126,223	323,389	0.09%
Total												$8,146,053	$8,427,857	2.30%
AMII Acquisition, LLC	(9)									Coral Gables, FL
Term Loan (SBIC II )	(5)(11)	First Lien	3M SOFR+	4.50%	1.50%	8.23%		12/4/2024	12/4/2029	Services: Consumer	$8,687,176	8,590,906	8,687,176	2.37%
AMII Holdings, LP Class B Units		Equity						12/3/2024			14,246	142,460	219,049	0.06%
Total												$8,733,366	$8,906,225	2.43%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Amika OpCo LLC										Brooklyn, NY
Term Loan	(11)	First Lien	6M SOFR+	5.25%	0.75%	9.14%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$94,638	93,656	94,638	0.03%
Term Loan	(11)	First Lien	6M SOFR+	5.75%	0.75%	9.63%		12/5/2023	7/1/2029		9,463,246	9,345,030	9,463,246	2.58%
Revolver	(9)(11)	First Lien	3M SOFR+	5.25%	0.75%	8.99%		7/1/2022	7/1/2028		11,500	11,500	11,500	0.00%
Ishtar Co-Invest-B LP Partnership Interests		Equity						7/1/2022			77,778	38,133	331,708	0.09%
Oshun Co-Invest-B LP Partnership Interests		Equity						7/1/2022			22,222	21,141	94,773	0.03%
Total												$9,509,460	$9,995,865	2.73%
Anne Lewis Strategies, LLC
SG AL Investment, LLC Common Units		Equity						3/5/2021		Washington, DC	1,000	327,192	3,394,663	0.93%
SG AL Investment, LLC Common-A Units	(6)	Equity						12/22/2023		Services: Business	239	442,629	985,826	0.27%
Total												$769,821	$4,380,489	1.20%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	97,278	0.03%
Total												$375,000	$97,278	0.03%
Arctiq, Inc.										Irvine, CA
Green Topco Holdings, LLC Class A Units	(6)	Equity						8/8/2023		High Tech Industries	288,000	195,103	362,196	0.10%
Green Topco Holdings, LLC Common Units		Equity						2/3/2026			16,598	-	691,729	0.19%
Total												$195,103	$1,053,925	0.29%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	-	2,351,670	0.64%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	8,884,086	2.42%
Total												$-	$11,235,756	3.06%
Axis Portable Air, LLC	(9)									Phoenix, AZ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	4.75%	1.00%	8.48%		3/22/2022	12/31/2030	Capital Equipment	$9,262,500	9,200,054	9,216,189	2.51%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	4.75%	1.00%	8.48%		4/17/2023	12/31/2030		1,846,270	1,830,713	1,837,039	0.50%
Revolver	(11)	First Lien	3M SOFR+	4.75%	1.00%	8.48%		3/22/2022	12/31/2030		20,000	20,000	19,900	0.01%
Revolver	(11)	First Lien	3M SOFR+	4.75%	1.00%	8.49%		3/22/2022	12/31/2030		30,000	30,000	29,850	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	4.75%	1.00%	8.48%		3/22/2022	12/31/2030		97,500	97,143	97,013	0.03%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	2,933,583	0.80%
Total												$11,621,546	$14,133,574	3.86%
Baker Manufacturing Company, LLC										Evansville, WI
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022		Capital Equipment	743,770	743,770	1,088,491	0.30%
Total												$743,770	$1,088,491	0.30%
Bart & Associates, LLC										McLean, VA
Term Loan (SBIC)	(4)(10)(12)	First Lien	3M SOFR+	5.00%	1.00%	9.22%		8/16/2024	8/16/2030	High Tech Industries	$8,786,137	8,669,399	8,786,137	2.39%
Term Loan (SBIC)	(4)(10)(12)	First Lien	3M SOFR+	5.00%	1.00%	9.22%		1/2/2026	8/16/2030		1,990,000	1,955,164	1,990,000	0.54%
Delayed Draw Term Loan	(10)(12)	First Lien	3M SOFR+	5.00%	1.00%	9.22%		8/16/2024	8/16/2030		1,716,053	1,703,365	1,716,053	0.47%
B&A Partners Holding, LLC Series A Preferred Units		Equity						8/16/2024			722,411	722,411	842,339	0.23%
B&A Partners Holding, LLC Series B Preferred Units		Equity						1/2/2026			35,585	43,413	50,621	0.01%
Total												$13,093,752	$13,385,150	3.64%
BL Products Parent, L.P.										Houston, TX
Class A Units		Equity						2/1/2022		Capital Equipment	879,060	983,608	1,219,407	0.33%
Total												$983,608	$1,219,407	0.33%
Café Valley, Inc.										Phoenix, AZ
CF Topco LLC Units		Equity						8/28/2019		Beverage & Food	9,160	916,015	1,664,830	0.45%
Total												$916,015	$1,664,830	0.45%
Carolinas Buyer, Inc.	(9)									Charlotte, NC
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.98%		12/20/2024	12/20/2030	Beverage & Food	$6,745,854	6,651,069	6,610,937	1.80%
Carolinas Holding, L.P. Class A Units		Equity						12/20/2024			466	465,637	376,233	0.10%
Total												$7,116,706	$6,987,170	1.90%
CEATI International Inc.	(7)(9)									Montreal, Canada
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.73%		2/19/2021	12/31/2027	Services: Business	$7,750,671	7,750,671	7,750,671	2.11%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.73%		12/20/2024	12/31/2027		2,948,813	2,934,741	2,948,813	0.80%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	132,919	280,074	0.08%
Total												$10,818,331	$10,979,558	2.99%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Cerebro Buyer, LLC										Columbia, SC
Cerebro Holdings Partnership, L.P. Series A Partner Interests	(6)	Equity						3/15/2023		Healthcare & Pharmaceuticals	62,961	47,521	60,392	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests	(6)	Equity						3/15/2023			341,091	242,637	327,174	0.09%
Total												$290,158	$387,566	0.11%
CF Arch Holdings LLC										Houston, TX
Class A Units	(6)	Equity						8/10/2022		Services: Business	100,000	77,583	162,138	0.04%
Total												$77,583	$162,138	0.04%
CF512, Inc.	(9)									Blue Bell, PA
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.00%	9.85%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$13,152,991	13,137,594	13,087,227	3.57%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.00%	9.92%		9/1/2021	9/1/2026		2,840,388	2,838,660	2,826,186	0.77%
Revolver	(11)	First Lien	1M SOFR+	6.00%	1.00%	9.66%		9/1/2021	9/1/2026		9,000	9,000	8,955	0.00%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			220,930	220,930	150,926	0.04%
Total												$16,206,184	$16,073,294	4.38%
Champion Services Acquireco LLC	(9)									Round Rock, TX
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	8.98%		9/19/2025	9/19/2030	Construction & Building	$11,012,256	10,818,282	10,681,889	2.91%
Champion Services Holdings LLC Class A-1 Units		Equity						9/19/2025			268,889	268,889	111,074	0.03%
Total												$11,087,171	$10,792,963	2.94%
Channel Partners Intermediateco, LLC	(9)									Tampa Bay, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	2.00%	10.64%		2/24/2022	2/7/2027	Retail	$12,915,139	12,894,908	12,915,139	3.51%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	2.00%	10.64%		3/27/2023	2/7/2027		1,646,882	1,643,535	1,646,882	0.45%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	10.65%		2/24/2022	2/7/2027		18,587	18,587	18,587	0.01%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	10.64%		2/24/2022	2/7/2027		13,518	13,518	13,518	0.00%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	10.65%		2/24/2022	2/7/2027		10,138	10,138	10,138	0.00%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	10.67%		2/24/2022	2/7/2027		54,070	54,070	54,070	0.01%
Revolver	(11)	First Lien	3M SOFR+	6.75%	2.00%	10.65%		2/24/2022	2/7/2027		23,656	23,656	23,656	0.01%
Total												$14,658,412	$14,681,990	3.99%
CompleteCase, LLC										Seattle, WA
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020		Services: Consumer	417	5	-	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	224,804	0.06%
CompleteCase Holdings, Inc. Class A Common Stock		Equity						4/27/2023			89	1	-	0.00%
CompleteCase Holdings, Inc. Series C Preferred Stock		Equity						4/27/2023			111	111,408	111,409	0.03%
Total												$633,148	$336,213	0.09%
Compost 360 Acquisition, LLC	(9)									Tampa, FL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.50%	2.00%	8.73%	1.50%	8/2/2023	8/2/2028	Environmental Industries	$9,553,103	9,434,251	9,123,214	2.49%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	8.73%	1.50%	8/2/2023	8/2/2028		1,051,703	1,042,886	1,004,376	0.27%
Revolver	(11)	First Lien	3M SOFR+	8.50%	2.00%	12.23%		8/2/2023	8/2/2028		24,804	24,804	23,688	0.01%
Compost 360 Investments, LLC Class A Units		Equity						8/2/2023			3,124	300,041	65,734	0.02%
Compost 360 Investments, LLC Preferred Units		Equity						8/29/2025			614	27,630	44,317	0.01%
Total												$10,829,612	$10,261,329	2.80%
COPILOT Provider Support Services, LLC	(9)									Maitland, FL
Term Loan	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.13%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,812,500	4,779,450	4,812,500	1.31%
Revolver	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.13%		11/22/2022	11/22/2027		33,333	33,333	33,333	0.01%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022				285,714	355,593	0.10%
Total												$5,098,497	$5,201,426	1.42%
Craftable Intermediate II Inc.	(9)									Dallas, TX
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.50%	9.23%		6/30/2023	6/30/2028	High Tech Industries	$9,831,622	9,738,373	9,831,622	2.68%
Gauge Craftable LP Partnership Interests		Equity						6/30/2023			626,690	626,690	1,157,415	0.32%
Total												$10,365,063	$10,989,037	3.00%
Curion Holdings, LLC	(9)									Chicago, IL
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	1.00%	9.23%		7/29/2022	12/31/2028	Services: Business	$12,591,389	12,526,468	12,591,389	3.42%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.23%		7/29/2022	12/31/2028		40,570	40,570	40,570	0.01%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			867,173	867,173	943,488	0.26%
Total												$13,434,211	$13,575,447	3.69%
DFO Enterprises, LLC	(9)									Rochester, MN
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.00%	1.50%	8.73%		9/22/2025	9/22/2030	Capital Equipment	$11,493,621	11,316,824	11,493,621	3.13%
DFO Ultimate Holding, LP Class A Units		Equity						9/22/2025			8,931	412,252	1,026,686	0.28%
Total												$11,729,076	$12,520,307	3.41%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
DMD Systems Recovery, LLC	(9)									Tempe, AZ
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.73%		8/22/2025	8/22/2031	High Tech Industries	$6,100,000	6,004,681	6,100,000	1.66%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.73%		8/22/2025	8/22/2031		666,667	661,730	666,667	0.18%
Phoenix Parent LLC Common Units		Equity						8/19/2025			180,000	180,000	404,145	0.11%
Total												$6,846,411	$7,170,812	1.95%
DTE Holding Company, LLC										Roselle, IL
Class A-2 Units		Equity						4/13/2018		Energy: Oil & Gas	776,316	466,204	-	0.00%
Class AA Units		Equity						4/13/2018			723,684	723,684	-	0.00%
Total												$1,189,888	$-	0.00%
Elder Care Opco LLC	(9)									Scarsdale, NY
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	4.75%	1.50%	8.48%		7/31/2025	7/31/2030	Healthcare & Pharmaceuticals	$7,746,082	7,630,425	7,629,891	2.08%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.73%		7/31/2025	7/31/2030		512,500	508,162	504,813	0.14%
Rallyday Elder Care Co-Investors LP Partnership Interests		Equity						7/31/2025			910,966	916,719	1,040,939	0.28%
Total												$9,055,306	$9,175,643	2.50%
Elliott Aviation, LLC										Moline, IL
Term Loan	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	11.79%	1/31/2020	7/15/2026	Aerospace & Defense	$10,179,258	10,179,259	8,805,059	2.40%
SP EA Holdings LLC Term Loan		Unsecured		15.00%	-%	-%	15.00%	10/26/2023	8/14/2026		82,021	82,021	-	0.00%
Term Loan		First Lien		4.31%	-%	-%	4.31%	4/25/2025	7/15/2026		61,141	61,141	52,887	0.01%
Revolver A	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	11.79%	1/31/2020	7/15/2026		1,681,834	1,681,834	1,681,834	0.46%
Revolver B	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	11.79%	3/1/2023	7/15/2026		791,975	791,975	791,975	0.22%
Revolver C (Priority)	(11)	First Lien	1M SOFR+	8.00%	2.00%	-%	11.79%	3/7/2025	7/15/2026		1,081,360	1,081,360	1,081,360	0.29%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			105,938,486	901,594	-	0.00%
Total												$14,779,184	$12,413,115	3.38%
Environmental Remedies, LLC	(9)									Hayward, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.98%		1/15/2025	1/15/2030	Services: Business	$7,239,128	7,129,702	7,094,345	1.93%
ERI Parent Holdings, LLC Class A Units	(6)	Equity						1/15/2025			163,109	159,238	118,625	0.03%
Total												$7,288,940	$7,212,970	1.96%
Eskola LLC										Morristown, TN
Term Loan	(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	-%	9.69%	12/19/2024	12/19/2029	Construction & Building	$7,891,613	7,793,101	7,339,200	2.00%
Delayed Draw Term Loan	(10)(12)	First Lien	3M SOFR+	5.50%	1.50%	-%	9.84%	12/19/2024	12/19/2029		2,924,247	2,908,642	2,719,550	0.74%
Eskola Holdings, LLC Class A Units		Equity						12/19/2024			314	893,747	10,482	0.00%
Eskola Holdings, LLC Class C Units		Equity						6/4/2025			28	56,349	940	0.00%
Eskola Holdings, LLC Class D Units		Equity						3/24/2026			1,014	101,429	49,075	0.01%
Total												$11,753,268	$10,119,247	2.75%
evolv Consulting, LLC	(9)									Dallas, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.50%	2.00%	10.23%		12/7/2023	12/7/2028	Services: Business	$9,335,314	9,228,648	9,335,314	2.54%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.23%		12/7/2023	12/7/2028		350,649	350,649	350,649	0.10%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.23%		12/7/2023	12/7/2028		487,013	487,013	487,013	0.13%
evolv Holdco, LLC Preferred Units		Equity						12/7/2023			481,521	481,521	679,090	0.19%
Total												$10,547,831	$10,852,066	2.96%
Evriholder Acquisition, Inc.										Anaheim, CA
Term Loan (SBIC II)	(5)(9)(11)	First Lien	6M SOFR+	6.75%	1.50%	10.85%		1/23/2023	1/24/2028	Consumer Goods: Durable	$11,634,053	11,522,557	11,575,884	3.14%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	1,005,329	0.27%
Total												$12,395,890	$12,581,213	3.41%
Exacta Land Surveyors, LLC	(20)									Cleveland, OH
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	9.63%	1.00%	2/8/2019	12/31/2027	Services: Business	$16,305,500	16,305,500	15,816,335	4.31%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	9.63%	1.00%	7/15/2022	12/31/2027		991,990	991,990	962,230	0.26%
SP EA Holdings LLC Term Loan		Unsecured		15.00			15.00%	4/22/2024	6/30/2028		115,243	115,243	103,142	0.03%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,338,661	1,124,414	182,059	0.05%
Total												$18,537,147	$17,063,766	4.65%
Exigo, LLC	(9)									Dallas, TX
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.00%	9.99%		3/16/2022	3/16/2027	Services: Business	$8,586,067	8,563,723	7,469,878	2.04%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	-	0.00%
Total												$8,941,258	$7,469,878	2.04%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
FairWave Holdings, LLC	(9)									Kansas City, MO
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.48%		4/1/2024	4/1/2029	Beverage & Food	$7,443,921	7,337,867	7,443,921	2.03%
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.48%		12/31/2025	4/1/2029		103,201	101,626	103,201	0.03%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.48%		4/1/2024	4/1/2029		1,104,213	1,104,213	1,104,213	0.30%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.48%		4/1/2024	4/1/2029		2,627,805	2,606,894	2,627,805	0.72%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.48%		12/31/2025	4/1/2029		564,938	560,537	564,938	0.15%
GRC Java Holdings, LLC Class A Units		Equity						4/1/2024			3,229	347,692	526,401	0.14%
Total												$12,058,829	$12,370,479	3.37%
Fidus Systems Inc.	(9)									Ottawa, Canada
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.50%	9.23%		10/17/2025	10/17/2031	High Tech Industries	$4,735,304	4,659,441	4,640,598	1.26%
Fidus Investments Holdings, L.P. Common Units		Equity						10/17/2025			268	267,728	240,152	0.07%
Total												$4,927,169	$4,880,750	1.33%
FiscalNote Boards LLC	(7)(9)									Toronto, Canada
Term Loan	(11)	First Lien	1M SOFR+	5.25%	1.00%	8.89%		3/11/2024	3/12/2029	Services: Business	$2,899,540	2,863,921	2,899,540	0.79%
FCP-Connect Holdings LLC Class A Common Shares		Equity						5/28/2024			284	-	-	0.00%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity						5/28/2024			284	190,382	200,397	0.05%
Total												$3,054,303	$3,099,937	0.84%
General LED OPCO, LLC										San Antonio, TX
Term Loan	(11)	Second Lien	3M SOFR+	9.00%	1.50%	12.80%		5/1/2018	4/30/2027	Services: Business	$4,500,000	4,500,000	4,500,000	1.23%
Total												$4,500,000	$4,500,000	1.23%
GS HVAM Intermediate, LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.24%		10/18/2019	11/30/2028	Beverage & Food	$11,433,148	11,430,772	11,261,652	3.07%
Revolver	(11)	First Lien	1M SOFR+	6.50%	1.00%	10.24%		10/18/2019	11/30/2028		1,484,848	1,484,848	1,462,575	0.40%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	563,209	1,494,762	0.41%
Total												$13,478,829	$14,218,989	3.88%
GSF Buyer, LLC	(9)									North Andover, MA
Term Loan	(11)	First Lien	3M SOFR+	4.75%	1.00%	8.41%		4/30/2025	4/30/2031	Beverage & Food	$4,227,998	4,174,099	4,164,578	1.13%
GSF Group Holdings, L.P. Class A2 Units		Equity						4/30/2025			241	240,595	181,917	0.05%
Total												$4,414,694	$4,346,495	1.18%
Guidant Corp.	(9)									Erie, PA
Term Loan	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.23%		3/11/2024	3/12/2029	Energy: Oil & Gas	$9,803,561	9,590,923	9,754,544	2.65%
Revolver	(11)	First Lien	3M SOFR+	6.50%	2.00%	10.23%		3/11/2024	3/12/2029		1,045,150	1,045,150	1,039,924	0.28%
Titan Meter Topco LP Class A Units		Equity						3/11/2024			574,863	581,608	823,096	0.22%
Total												$11,217,681	$11,617,564	3.15%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	1,613,828	0.44%
Total												$-	$1,613,828	0.44%
Identity Theft Guard Solutions, Inc.	(9)									Portland, OR
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.50%	9.14%		2/28/2025	2/28/2030	Services: Business	$8,613,851	8,479,235	8,527,712	2.32%
IDX Parent, LLC Class A-2 Units		Equity						2/28/2025			352,915	352,915	587,029	0.16%
Total												$8,832,150	$9,114,741	2.48%
Impact Home Services LLC										Tampa, FL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	8.50%	2.00%	12.23%		4/28/2023	4/28/2028	Services: Consumer	$5,775,412	5,712,264	5,688,781	1.55%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	8.50%	2.00%	12.23%		10/11/2023	4/28/2028		526,391	520,224	518,495	0.14%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	8.50%	2.00%	12.23%		6/30/2023	4/28/2028		262,519	259,568	258,581	0.07%
Revolver	(11)(17)	First Lien	3M SOFR+	8.50%	2.00%	12.23%		4/28/2023	4/28/2028		82,500	82,500	81,263	0.02%
Impact Holdings Georgia LLC Class A Units		Equity						4/28/2023			375	375,156	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity						1/31/2024			38	37,962	39,094	0.01%
Total												$6,987,674	$6,586,214	1.79%
Infolinks Media Buyco, LLC										Ridgewood, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	9.48%		11/1/2021	5/1/2028	Media: Advertising, Printing & Publishing	$7,168,033	7,154,133	6,988,832	1.90%
Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.48%		6/6/2024	5/1/2028		2,440,641	2,433,788	2,379,625	0.65%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.48%		11/1/2021	5/1/2028		1,440,450	1,438,378	1,404,439	0.38%
Tower Arch Infolinks Media, LP LP Interests	(6)(15)	Equity						10/28/2021			514,846	261,030	111,285	0.03%
Total												$11,287,329	$10,884,181	2.96%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Informativ, LLC	(9)									Fresno, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	9.63%		7/30/2021	7/30/2027	High Tech Industries	$8,264,629	8,261,377	8,264,629	2.25%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.75%	1.00%	9.63%		3/31/2022	7/30/2027		6,231,010	6,228,224	6,231,010	1.70%
Credit Connection Holdings, LLC Series A Units		Equity						7/30/2021			804,384	300,783	1,597,017	0.44%
Total												$14,790,384	$16,092,656	4.39%
Inoapps Bidco, LLC										Houston, TX
Term Loan B	(11)	First Lien	3M SONIA+	5.75%	1.00%	9.71%		2/15/2022	8/15/2028	High Tech Industries	£9,600,000	$12,977,209	$12,643,218	3.45%
Revolver	(11)	First Lien	1M SOFR+	5.75%	1.00%	9.51%		2/15/2022	8/15/2028		40,000	40,000	40,000	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.75%	1.00%	9.68%		2/15/2022	8/15/2028		80,208	80,070	80,208	0.02%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity						2/15/2022			739,844	783,756	1,089,259	0.30%
Total												$13,881,035	$13,852,685	3.78%
iNovex Information Systems Incorporated	(9)									Columbia, MD
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.00%	8.98%		12/17/2024	12/17/2030	Services: Business	$7,409,351	7,320,131	7,298,211	1.99%
Total												$7,320,131	$7,298,211	1.99%
International Cybernetics Acquisition, LLC	(9)									Largo, FL
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.98%		6/3/2025	6/3/2030	Services: Business	$4,700,523	4,632,479	4,630,015	1.26%
International Cybernetics Holdings, LP Class B Units		Equity						6/2/2025			1,051	105,113	54,797	0.01%
Total												$4,737,592	$4,684,812	1.27%
Invincible Boat Company LLC	(9)									Opa Locka, FL
Term Loan	(11)	First Lien	1M SOFR+	7.50%	1.50%	-%	11.29%	8/28/2019	3/31/2029	Consumer Goods: Durable	$5,551,458	5,551,458	4,024,807	1.10%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	7.50%	1.50%	-%	11.29%	8/28/2019	3/31/2029		5,124,423	5,124,423	3,715,207	1.01%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	7.50%	1.50%	-%	11.29%	6/1/2021	3/31/2029		1,140,251	1,140,251	826,682	0.23%
Revolver	(11)	First Lien	1M SOFR+	7.50%	1.50%	-%	11.29%	8/28/2019	3/31/2029		957,447	957,447	694,149	0.19%
Warbird Parent Holdco, LLC Class A Units		Equity						8/28/2019			1,362,575	1,299,691	-	0.00%
Total												$14,073,270	$9,260,845	2.53%
Ledge Lounger, Inc.										Katy, TX
Term Loan A (SBIC)	(4)(11)	First Lien	3M SOFR+	7.50%	1.00%	11.38%		11/9/2021	11/9/2027	Consumer Goods: Durable	$8,116,889	8,102,526	7,345,785	2.00%
Revolver	(11)	First Lien	3M SOFR+	7.50%	1.00%	11.38%		11/9/2021	11/9/2027		91,508	91,508	82,815	0.02%
SP L2 Holdings LLC Class A Units		Equity						11/3/2025			398,972	-	-	0.00%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity						11/9/2021			50,596,837	389,832	-	0.00%
SP L2 Holdings LLC Class C Units (SBIC)	(4)	Equity						10/9/2024			140,834	34,504	-	0.00%
Total												$8,618,370	$7,428,600	2.02%
Lightning Intermediate II, LLC	(9)									Jacksonville, FL
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	6.00%	1.00%	10.10%		6/6/2022	6/5/2028	Consumer Goods: Non-Durable	$10,333,433	10,285,372	10,333,433	2.82%
Gauge Vimergy Coinvest, LLC Units		Equity						6/6/2022			399	391,274	258,297	0.07%
Total												$10,676,646	$10,591,730	2.89%
MacKenzie-Childs Acquisition, Inc.	(9)									Aurora, NY
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.38%		9/2/2022	9/2/2027	Consumer Goods: Durable	$86,331	85,953	86,331	0.02%
Revolver	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.24%		9/2/2022	9/2/2027		20,000	20,000	20,000	0.01%
MacKenzie-Childs Investment, LP Partnership Interests		Equity						9/2/2022			100,000	100,000	208,383	0.06%
Total												$205,953	$314,714	0.09%
Madison Logic Holdings, Inc.	(9)									New York, NY
Term Loan	(11)	First Lien	1M SOFR+	7.00%	1.00%	-%	10.64%	12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$4,562,678	4,514,444	4,106,410	1.12%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity						7/7/2023			404,964	404,964	66,310	0.02%
Total												$4,919,408	$4,172,720	1.14%
MBH Management LLC	(9)									Washington, DC
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.00%	1.50%	8.64%		11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$9,334,591	9,198,725	9,334,591	2.54%
MBH Parent, LLC Common Units	(6)	Equity						11/15/2024			646,944	606,032	1,092,746	0.30%
Total												$9,804,757	$10,427,337	2.84%
MedLearning Group, LLC										New York, NY
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.48%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$4,241,530	4,202,693	4,220,322	1.15%
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.48%		3/26/2024	12/30/2027		2,485,853	2,463,091	2,473,424	0.67%
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.48%		3/26/2024	12/30/2027		2,030,160	2,011,625	2,020,009	0.55%
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.48%		8/5/2025	12/30/2027		990,000	980,334	985,050	0.27%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.00%	9.48%		3/26/2024	12/30/2027		2,418,297	2,403,076	2,406,206	0.66%
Total												$12,060,819	$12,105,011	3.30%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Michelli, LLC	(9)									New Orleans, LA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.00%	2.00%	8.73%		12/21/2023	12/21/2028	Capital Equipment	$4,875,000	4,819,231	4,875,000	1.33%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	2.00%	8.73%		12/21/2023	12/21/2028		3,818,176	3,793,234	3,818,176	1.04%
Revolver	(11)	First Lien	3M SOFR+	5.00%	2.00%	8.73%		12/21/2023	12/21/2028		259,215	259,215	259,215	0.07%
SP MWM Holdco LLC Class A Units		Equity						12/21/2023			509,215	509,215	781,090	0.21%
Total												$9,380,895	$9,733,481	2.65%
Microbe Formulas LLC	(9)									Meridian, ID
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.50%	1.00%	9.24%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$4,342,566	4,327,358	4,342,566	1.18%
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	5.50%	1.00%	9.24%		11/20/2024	4/3/2028		4,190,443	4,178,265	4,190,443	1.14%
Total												$8,505,623	$8,533,009	2.32%
Mobotrex Acquisition, LLC	(9)									Davenport, IA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.73%		2/28/2025	6/7/2031	Wholesale	$5,118,151	5,059,712	5,092,560	1.39%
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.73%		2/28/2025	6/7/2031		3,569,615	3,528,857	3,551,767	0.97%
Revolver	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.73%		2/28/2025	6/7/2031		57,925	57,925	57,635	0.02%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.73%		11/6/2025	6/7/2031		255,523	254,095	254,245	0.07%
Total												$8,900,589	$8,956,207	2.45%
MOM Enterprises, LLC	(9)									Richmond, CA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.50%	2.00%	9.23%		5/19/2021	5/19/2028	Consumer Goods: Non-Durable	$15,076,148	15,076,148	14,925,387	4.07%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	836,623	0.23%
Total												$16,009,481	$15,762,010	4.30%
Monarch Behavioral Therapy, LLC	(9)									Addison, TX
Term Loan (SBIC)	(4)(11)	First Lien	1M SOFR+	5.00%	1.00%	8.64%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$6,629,342	6,532,825	6,629,342	1.81%
Revolver	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.64%		6/6/2024	6/6/2030		614,310	614,310	614,310	0.17%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.64%		6/6/2024	6/6/2030		899,333	892,219	899,333	0.25%
Convertible Promissory Note	(30)	Unsecured		15.00%		-%	15.00%	6/29/2026	6/6/2031		29,835	29,835	29,835	0.01%
BI Investors, LLC Class A Units		Equity						6/6/2024			4,343	430,481	558,374	0.15%
Total												$8,499,670	$8,731,194	2.39%
Monitorus Holding, LLC	(7)									London, UK
Term Loan		First Lien		9.00%		3.00%	6.00%	5/24/2022	5/30/2029	Media: Diversified & Production	$106,590	106,376	104,458	0.03%
Revolver	(29)	First Lien		9.00%		3.00%	6.00%	5/24/2022	5/30/2029		€108,113	117,537	115,186	0.03%
Delayed Draw Term Loan		First Lien		9.00%		3.00%	6.00%	5/24/2022	5/30/2029		€73,066	73,747	72,272	0.02%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	3,220	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	3,220	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	3,220	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	3,220	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	3,220	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	3,220	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	3,220	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	3,220	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	3,220	0.00%
Sapphire Aggregator S.a r.l. Class 3 Ordinary Shares		Equity						3/31/2025			8,422,591	48,774	42,363	0.01%
Total												$446,838	$363,259	0.09%
Morgan Electrical Group Intermediate Holdings, Inc.	(9)									Freemont, CA
Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	9.89%		8/3/2023	8/3/2029	Construction & Building	$4,043,318	3,987,785	4,002,885	1.09%
Delayed Draw Term Loan	(11)	First Lien	1M SOFR+	6.25%	1.50%	9.89%		8/3/2023	8/3/2029		1,598,673	1,587,173	1,582,686	0.43%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity						8/3/2023			380	380,330	309,301	0.08%
Total												$5,955,288	$5,894,872	1.60%
Naumann/Hobbs Material Handling Corporation II, Inc.										Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.48%		8/30/2019	12/31/2026	Services: Business	$7,959,086	7,959,086	7,919,291	2.16%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.75%	1.50%	10.48%		8/30/2019	12/31/2026		5,019,029	5,019,029	4,993,934	1.36%
Revolver	(11)	First Lien	3M SOFR+	6.75%	1.50%	10.48%		8/30/2019	12/31/2026		1,789,578	1,789,578	1,780,630	0.49%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class B Units		Equity						12/27/2024			142	142,200	782,715	0.21%
Naumann Hobbs Holdings, L.P. Class W-1 Units		Equity						5/27/2025			57	-	-	0.00%
Naumann Hobbs Holdings, L.P. Class W-2 Units		Equity						5/27/2025			49	-	311,900	0.08%
Total												$15,350,651	$15,788,470	4.30%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
NINJIO, LLC	(9)									Westlake Village, CA
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.73%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,962,500	4,930,913	4,962,500	1.35%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.73%		10/12/2022	10/12/2027		20,000	20,000	20,000	0.01%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.73%		10/12/2022	10/12/2027		100,000	99,590	100,000	0.03%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	343,565	0.09%
Gauge NINJIO Blocker LLC Preferred Units		Equity						9/22/2023			14	14,470	21,705	0.01%
Total												$5,378,226	$5,447,770	1.49%
Norplex Micarta Acquisition, Inc.	(9)									Postville, IA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	5.25%	1.50%	8.91%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$12,805,000	12,620,094	12,676,951	3.45%
Revolver	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.98%		10/31/2024	10/31/2029		266,667	266,667	264,000	0.07%
Norplex Micarta Parent, LP Preferred Units		Equity						10/31/2024			739,804	739,804	720,740	0.20%
Total												$13,626,565	$13,661,691	3.72%
NS412, LLC										Dallas, TX
Term Loan	(11)	Second Lien	3M SOFR+	8.25%	1.00%	12.08%		5/6/2019	5/6/2027	Services: Consumer	$7,615,000	7,615,000	7,615,000	2.08%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	991,063	0.27%
Total												$8,410,002	$8,606,063	2.35%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.75%	9.73%		11/16/2022	11/16/2027	Services: Business	$11,922,589	11,840,355	11,922,589	3.25%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	1,041,786	0.28%
Total												$12,447,097	$12,964,375	3.53%
OW RSG LLC	(9)									Hudson, WI
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.50%	9.14%		4/27/2026	4/27/2031	Capital Equipment	$4,000,000	3,931,835	3,931,835	1.07%
Revolver	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.14%		4/27/2026	4/27/2031		$10,000	10,000	9,830	0.00%
THRM Brands Holdings, LLC Class A Units		Equity						4/27/2026			324	324,074	324,324	0.09%
Total												$4,265,909	$4,265,989	1.16%
Pacific Shoring Holdings, LLC	(9)									Santa Rosa, CA
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.73%		1/10/2025	1/10/2030	Capital Equipment	$8,393,750	8,282,784	8,351,781	2.28%
PSP Ultimate Holding, LP Class A Units		Equity						1/10/2025			10,606	498,491	773,576	0.21%
Total												$8,781,275	$9,125,357	2.49%
PCP MT Aggregator Holdings, L.P.	(7)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	-	5,436,063	1.48%
Total												$-	$5,436,063	1.48%
PCS Software, Inc.	(9)									Shenandoah, TX
Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.38%	0.50%	7/1/2019	6/30/2027	Transportation & Logistics	$13,909,749	13,909,749	13,770,652	3.75%
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	6.00%	1.50%	9.38%	0.50%	7/1/2019	6/30/2027		1,824,229	1,824,229	1,805,987	0.49%
Revolver	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.38%	0.50%	7/1/2019	6/30/2027		6,071	6,071	6,010	0.00%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.00%	1.50%	9.38%	0.50%	7/1/2019	6/30/2027		961,897	961,897	952,278	0.26%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			471,211	9,995	227,439	0.06%
Total												$16,711,941	$16,762,366	4.56%
Pearl Media Holdings, LLC	(24)									Montclair, NJ
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.13%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$8,574,711	8,526,947	8,488,964	2.31%
Total												$8,526,947	$8,488,964	2.31%
Peltram Group Holdings LLC										Auburn, WA
Class A Units		Equity						12/30/2021		Construction & Building	508,516	451,142	508,031	0.14%
Total												$451,142	$508,031	0.14%
Pilot Power Group Acquisition, Inc.										San Diego, CA
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	5.25%	1.50%	9.97%		12/18/2025	12/18/2030	Services: Business	$12,000,000	11,806,452	11,880,000	3.24%
BCM Pilot Opportunity Parent, LLC Class A Common Interests	(28)	Equity						12/18/2025			4,423	366,868	505,478	0.14%
Total												$12,173,320	$12,385,478	3.38%
Plus Delta Buyer LLC	(9)									Carlsbad, CA
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.98%		1/16/2025	1/16/2031	Services: Business	$7,307,500	7,188,433	7,197,888	1.96%
Plus Delta Parent LLC Class A Units		Equity						1/16/2025			325,765	325,764	329,141	0.09%
Total												$7,514,197	$7,527,029	2.05%
Precision Strategies, LLC	(9)									Washington, DC
Term Loan	(11)	First Lien	1M SOFR+	5.00%	1.00%	8.64%		3/3/2026	3/3/2031	Services: Business	$6,160,571	6,073,013	6,098,965	1.66%
Total												$6,073,013	$6,098,965	1.66%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Premiere Digital Services, Inc.										Los Angeles, CA
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018		Media: Broadcasting & Subscription	5,000	-	2,622,485	0.71%
Total												$-	$2,622,485	0.71%
Pure Upper Holdco LLC	(9)									Newtown Square, PA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	4.75%	1.00%	8.48%		12/3/2025	12/3/2031	Healthcare & Pharmaceuticals	$9,950,000	9,857,925	9,900,251	2.70%
Xanitos Topco, LLC Class A Units		Equity						12/3/2025			246,667	246,667	298,039	0.08%
Total												$10,104,592	$10,198,290	2.78%
Red's All Natural, LLC										Franklin, TN
Term Loan (SBIC II)	(5)(10)(12)	First Lien	3M SOFR+	4.50%	1.50%	8.95%		1/31/2023	1/31/2029	Beverage & Food	$8,815,327	8,723,391	8,815,327	2.40%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			710,600	710,600	439,595	0.12%
Total												$9,433,991	$9,254,922	2.52%
RIA Advisory Borrower, LLC	(9)									Coral Gables, FL
Term Loan	(11)	First Lien	1M SOFR+	5.50%	2.00%	9.22%		5/1/2023	8/2/2027	High Tech Industries	$5,725,291	5,688,416	5,725,291	1.56%
Revolver	(11)	First Lien	1M SOFR+	5.50%	2.00%	9.22%		5/1/2023	8/2/2027		58,596	58,596	58,596	0.02%
RIA Advisory Aggregator, LLC Class A Units	(6)	Equity						5/1/2023			104,425	160,982	284,315	0.08%
RIA Products Aggregator, LLC Class A Units	(6)	Equity						5/1/2023			81,251	69,342	39,195	0.01%
Total												$5,977,336	$6,107,397	1.67%
Said Intermediate, LLC	(9)									Boston, MA
Term Loan	(11)	First Lien	1M SOFR+	5.50%	1.00%	9.14%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$7,330,909	7,234,439	7,330,909	2.00%
FCP-Said Holdings, LLC Class A Common Shares		Equity						6/13/2024			804	-	-	0.00%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity						6/13/2024			852	350,649	305,764	0.08%
Total												$7,585,088	$7,636,673	2.08%
Silver Corporate Holdings LLC										Hendersonville, TN
Term Loan	(11)	First Lien	3M SOFR+	5.50%	1.50%	9.23%		1/9/2026	1/9/2031	Services: Business	$7,094,650	6,980,057	6,917,284	1.89%
Revolver		First Lien	3M SOFR+	5.50%	1.50%	9.23%		1/9/2026	1/9/2031		25,000	25,000	24,375	0.01%
Silver Parent LLC Class A Units		Equity						1/9/2026			30,780	498,641	461,298	0.13%
Total												$7,503,698	$7,402,957	2.03%
Solid Surface Holdco, LLC	(9)									Charlotte, NC
Term Loan	(11)	First Lien	3M SOFR+	5.25%	2.00%	8.98%		6/6/2025	6/6/2030	Services: Business	$5,637,330	5,543,722	5,637,330	1.54%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.25%	2.00%	8.98%		6/6/2025	6/6/2030		4,249,351	4,209,454	4,249,351	1.16%
Revolver	(11)	First Lien	3M SOFR+	5.25%	2.00%	8.98%		6/6/2025	6/6/2030		16,560	16,560	16,560	0.00%
Carolina Topco Holdings, LP Class A-1 Units		Equity						6/6/2025			6,881	688,137	832,517	0.23%
Total												$10,457,873	$10,735,758	2.93%
Solomon Acquisition Co, LLC	(9)									Phoenix, AZ
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	8.92%		4/13/2026	4/13/2032	Services: Business	$4,196,557	4,125,391	4,125,391	1.12%
Solomon HoldCo, LLC Common Units		Equity						4/13/2026			187	186,807	186,807	0.05%
Total												$4,312,198	$4,312,198	1.17%
Spectra Confectionery Limited	(7)									Vaughan, Canada
Term Loan	(11)	First Lien	6M SOFR+	6.25%	1.50%	9.44%	0.50%	11/14/2024	11/15/2029	Beverage & Food	$5,244,030	5,186,771	5,165,370	1.41%
SK Spectra Holdings LP Class A Units		Equity						11/15/2024			298	297,765	201,135	0.05%
Total												$5,484,536	$5,366,505	1.46%
Strategus, LLC	(9)									Englewood, CO
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.00%	8.73%		1/27/2025	1/27/2031	Media: Advertising, Printing & Publishing	$7,723,424	7,613,351	7,607,573	2.07%
Revolver		First Lien	3M SOFR+	5.00%	1.00%	8.73%		1/27/2025	1/27/2031		10,000	10,000	9,850	0.00%
CIVC Strategus Blocker, LLC Class A Units		Equity						1/27/2025			170	170,362	179,921	0.05%
Total												$7,793,713	$7,797,344	2.12%
Synergy Health Partners MSO, LLC	(9)									Troy, MI
Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.73%		3/6/2026	3/6/2031	Healthcare & Pharmaceuticals	$3,990,141	3,933,431	3,950,240	1.08%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	5.00%	1.50%	8.73%		3/6/2026	3/6/2031		37,406	37,140	37,032	0.01%
Synergy Health Partners Holdings, LLC Common Units		Equity						3/6/2026			436,580	136,634	181,909	0.05%
Total												$4,107,205	$4,169,181	1.14%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units		Equity						3/1/2021		Aerospace & Defense	546,543	189,094	1,182,374	0.32%
Total												$189,094	$1,182,374	0.32%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Teckrez, LLC										Jacksonville, FL
Term Loan	(9)(11)	First Lien	1M SOFR+	6.75%	2.00%	10.49%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$4,125,326	4,087,808	4,125,326	1.12%
HH-Teckrez Parent, LP Preferred Units		Equity						5/24/2024			90,139	90,139	223,492	0.06%
Total												$4,177,947	$4,348,818	1.18%
The Hardenbergh Group, Inc.	(9)									Livonia, MI
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	2.00%	9.73%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$10,213,096	10,084,570	10,213,096	2.78%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.00%	2.00%	9.73%		9/30/2024	8/7/2028		789,960	780,330	789,960	0.22%
Term Loan	(11)	First Lien	3M SOFR+	6.00%	2.00%	9.73%		10/1/2025	8/7/2028		496,250	488,573	496,250	0.14%
BV HGI Holdings, L.P. Class A Units		Equity						8/7/2023			677,548	677,548	753,014	0.21%
Total												$12,031,021	$12,252,320	3.35%
The Millennium Alliance LLC	(9)									New York, NY
Term Loan (SBIC II)	(5)(11)	First Lien	1M SOFR+	4.75%	1.00%	8.39%		7/31/2025	7/31/2031	Services: Business	$11,413,750	11,262,824	11,185,476	3.05%
BV MA Blocker, Inc. Class A-2 Common Stock		Equity						7/31/2025			52	515,556	585,925	0.16%
Total												$11,778,380	$11,771,401	3.21%
Tiger 21, LLC	(9)									New York, NY
Term Loan	(11)	First Lien	3M SOFR+	4.50%	1.00%	8.23%		12/30/2024	12/30/2030	Services: Consumer	$11,820,000	11,630,458	11,820,000	3.22%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity						12/30/2024			565	564,635	881,346	0.24%
Total												$12,195,093	$12,701,346	3.46%
TradePending OpCo Aggregator, LLC	(9)									Carrboro, NC
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.13%		3/2/2021	3/1/2028	High Tech Industries	$9,379,293	9,379,293	9,379,293	2.56%
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	6.25%	2.00%	10.13%		8/4/2023	3/1/2028		2,399,030	2,399,030	2,399,030	0.65%
Revolver	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.13%		3/2/2021	3/1/2028		66,667	66,667	66,667	0.02%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	6.25%	2.00%	10.13%		8/4/2023	3/1/2028		669,832	669,832	669,832	0.18%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			908,333	947,699	1,512,206	0.41%
TradePending Holdings, LLC Series A-1 Units		Equity						8/4/2023			132,783	260,254	311,072	0.08%
Total												$13,722,775	$14,338,100	3.90%
TriplePoint Acquisition Holdings LLC	(9)									Columbus, OH
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	8.98%		5/31/2024	5/31/2029	Construction & Building	$5,249,361	5,181,067	5,249,361	1.43%
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.00%	8.98%		4/8/2025	5/31/2029		1,751,637	1,725,620	1,751,637	0.48%
TriplePoint Holdco LLC Class A Units	(6)	Equity						5/31/2024			557,968	421,361	3,691,621	1.01%
Total												$7,328,048	$10,692,619	2.92%
Unicat Catalyst Holdings, LLC										Alvin, TX
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021		Chemicals, Plastics, & Rubber	7,500	750,000	685,206	0.19%
Unicat Catalyst, LLC Class A-1 Units		Equity						12/13/2023			974	58,446	62,497	0.02%
Total												$808,446	$747,703	0.21%
U.S. Expediters, LLC	(9)									Stafford, TX
Term Loan	(11)	First Lien	3M SOFR+	6.25%	1.00%	10.18%		12/22/2021	12/22/2026	Healthcare & Pharmaceuticals	$14,236,513	14,202,944	14,094,149	3.84%
Cathay Hypnos LLC Units		Equity						12/22/2021			1,737,087	1,353,155	439,833	0.12%
Total												$15,556,099	$14,533,982	3.96%
USDTL AcquisitionCo, Inc.	(9)									Des Plaines, IL
Term Loan (SBIC)	(4)(11)	First Lien	3M SOFR+	5.25%	1.50%	8.98%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$5,910,000	5,815,969	5,762,250	1.57%
Revolver	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.98%		12/9/2024	12/9/2030		40,000	40,000	39,000	0.01%
USDTL Holdings, LLC Preferred Units		Equity						12/9/2024			110	110,000	50,112	0.01%
Total												$5,965,969	$5,851,362	1.59%
Valor Buyco, LLC	(9)									Leesburg, VA
Term Loan (SBIC II)	(5)(11)	First Lien	3M SOFR+	4.75%	1.00%	8.48%		12/23/2025	12/23/2031	Services: Business	$6,000,000	5,943,902	5,970,000	1.63%
Delayed Draw Term Loan	(11)	First Lien	3M SOFR+	4.75%	1.00%	8.48%		12/23/2025	12/23/2031		100,000	99,502	99,500	0.03%
Valor Holdco LLC Voting Common Units		Equity						12/23/2025			4,306	430,556	727,000	0.20%
Total												$6,473,960	$6,796,500	1.86%
VeloSource Purchaser, LLC	(9)									St. Louis, MO
Term Loan	(11)	First Lien	3M SOFR+	5.25%	1.50%	8.98%		4/3/2026	4/3/2031	Healthcare & Pharmaceuticals	$200,000	196,636	196,636	0.05%
Interlock VS Investco, LP Partnership Interests		Equity						4/3/2026			18,605	18,605	18,605	0.01%
Total												$215,241	$215,241	0.06%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan B (SBIC)	(4)(25)	First Lien		13.50%		-%		3/13/2020	5/27/2026	Services: Business	$14,611,018	14,611,018	10,446,878	2.85%
Term Loan B	(25)	First Lien		13.50%		-%		3/13/2020	5/27/2026		1,514,616	304,529	1,082,950	0.30%
Term Loan (SBIC)	(4)(25)	First Lien		13.50%		-%		12/31/2025	5/27/2026		1,898,736	1,898,736	1,898,736	0.52%
Term Loan	(25)	First Lien		13.50%		-%		12/5/2025	5/27/2026		556,930	479,326	398,205	0.11%
Term Loan (SBIC)	(4)(25)	First Lien		13.50%		-%		2/25/2026	5/27/2026		1,256,415	1,256,415	1,256,415	0.34%
Term Loan (SBIC)	(4)(25)	First Lien		13.50%		-%		2/3/2026	5/27/2026		628,201	628,201	628,201	0.17%
Term Loan	(25)	First Lien		13.50%		-%		4/13/2026	5/27/2026		1,256,415	1,256,415	1,256,415	0.34%
Term Loan	(25)	First Lien		13.50%		-%		4/28/2026	5/27/2026		502,566	502,566	502,566	0.14%
Term Loan	(25)	First Lien		13.50%		-%		6/1/2026	5/27/2026		337,697	327,566	337,697	0.09%
Term Loan	(25)	First Lien		13.50%		-%		6/26/2026	5/27/2026		352,052	352,052	352,052	0.10%
Revolver	(25)	First Lien		13.50%		-%		3/13/2020	5/27/2026		2,750,080	2,750,080	1,966,307	0.54%
Delayed Draw Term Loan	(25)	First Lien		13.50%		-%		3/13/2020	5/27/2026		5,308,287	5,308,287	3,795,425	1.03%
Delayed Draw Term Loan	(25)	First Lien		13.50%		-%		6/1/2026	5/27/2026		2,866,121	273,012	2,049,277	0.56%
Venbrook Holdings, LLC Convertible Term Loan	(14)(25)	Unsecured		10.00%	-%	-%		3/31/2022	12/20/2028		234,966	117,483	-	0.00%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$30,884,948	$25,971,124	7.09%
WER Holdings, LLC	(9)									Sugar Hill, GA
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		4/11/2024	4/11/2030	Services: Business	$2,650,081	2,612,632	2,623,580	0.71%
Term Loan (SBIC)	(4)(11)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		5/30/2025	4/11/2030		422,616	417,415	418,390	0.11%
Revolver	(11)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		4/11/2024	4/11/2030		214,260	214,260	212,117	0.06%
Revolver	(11)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		4/11/2024	4/11/2030		109,877	109,877	108,778	0.03%
Delayed Draw Term Loan	(11)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		4/11/2024	4/11/2030		1,319,645	1,308,957	1,306,449	0.36%
Delayed Draw Term Loan	(11)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		5/30/2025	4/11/2030		882,574	876,845	873,748	0.24%
Blade Landscape Investments, LLC Class A Units		Equity						4/11/2024			1,803	180,300	250,463	0.07%
Total												$5,720,286	$5,793,525	1.58%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage & Food	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023			280,939	182,610	-	0.00%
Total												$682,610	$-	0.00%
Total Non-control, non-affiliated investments												$913,612,730	$924,415,324	251.90%
Total Investments												$977,628,049	$968,246,417	263.86%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(601,288,471)	(163.86)%
NET ASSETS													$366,957,946	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”), or Great British Pound (“£”).
(4)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $1,030,894 of cash and $193,168,832 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).
(5)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $892,819 of cash and $293,083,668 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.
(6)	Security is income producing through dividends or distributions.
(7)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 95.0% of the Company’s total assets as of June 30, 2026.
(8)	Represents the maximum PIK interest that can be elected by the issuer where available. Where values are presented, at the option of the issuer, interest can be paid in cash or cash and PIK interest.
(9)	At June 30, 2026, the Company had the following outstanding revolver and delayed draw term loan commitments:

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$100,000	0.50%	June 5, 2028
Ad.Net Acquisition, LLC	Revolver	519,608	0.50%	May 7, 2028
AdCellerant LLC	Revolver	875,995	0.50%	December 12, 2028
ADS Group Opco, LLC	Revolver	55,198	0.00%	December 31, 2027
American Refrigeration, LLC	Revolver	100,000	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	500,000	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	88,500	0.50%	July 1, 2028
ArborWorks, LLC	Revolver	90,684	0.00%	November 6, 2028
Axis Portable Air LLC	Revolver	50,000	0.50%	December 31, 2030
Carolinas Buyer, Inc.	Delayed Draw Term Loan	2,216,358	1.00%	December 20, 2030
Carolinas Buyer, Inc.	Revolver	100,000	0.50%	December 20, 2030
CEATI International Inc.	Revolver	100,000	0.50%	December 31, 2027
CF512, Inc.	Revolver	91,000	0.50%	September 1, 2026
Champion Services Acquireco LLC	Revolver	100,000	0.50%	September 19, 2030
Channel Partners Intermediateco, LLC	Revolver	15,207	0.50%	February 7, 2027
Compost 360 Acquisition, LLC	Revolver	61,667	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	66,667	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	100,000	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	60,855	0.50%	December 31, 2028
DFO Enterprises, LLC	Revolver	100,000	0.50%	September 22, 2030
DMD Systems Recovery, LLC	Delayed Draw Term Loan	333,333	0.50%	August 22, 2031
DMD Systems Recovery, LLC	Revolver	100,000	0.50%	August 22, 2031
Elder Care Opco LLC	Delayed Draw Term Loan	1,987,500	0.75%	July 31, 2030
Elder Care Opco LLC	Revolver	100,000	0.50%	July 31, 2030
Environmental Remedies, LLC	Delayed Draw Term Loan	2,681,986	0.50%	January 15, 2030
Environmental Remedies, LLC	Revolver	100,000	0.50%	January 15, 2030
evolv Consulting, LLC	Revolver	525,974	0.50%	December 7, 2028
Evriholder Acquisition, Inc.	Revolver	100,000	0.50%	January 24, 2028
Exigo, LLC	Revolver	100,000	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	38,076	0.50%	April 1, 2029
FairWave Holdings, LLC	Delayed Draw Term Loan	12,872	0.50%	April 1, 2029
Fidus Systems Inc.	Delayed Draw Term Loan	3,172,733	0.50%	October 17, 2031
Fidus Systems Inc.	Revolver	100,000	0.50%	October 17, 2031
FiscalNote Boards LLC	Revolver	391,962	0.50%	March 12, 2029
GS HVAM Intermediate, LLC	Revolver	1,166,667	0.50%	November 30, 2028
GSF Buyer, LLC	Delayed Draw Term Loan	2,847,136	1.00%	April 30, 2031
GSF Buyer, LLC	Revolver	100,000	0.50%	April 30, 2031
Guidant Corp.	Revolver	10,557	0.50%	March 12, 2029
Identity Theft Guard Solutions, Inc.	Revolver	100,000	0.50%	February 28, 2030
Informativ, LLC	Revolver	100,000	0.50%	July 30, 2027
Inoapps Bidco, LLC	Revolver	60,000	0.50%	August 15, 2028
iNovex Information Systems Incorporated	Revolver	100,000	0.50%	December 17, 2030
International Cybernetics Acquisition, LLC	Delayed Draw Term Loan	3,561,003	1.00%	June 3, 2030
International Cybernetics Acquisition, LLC	Revolver	100,000	0.50%	June 3, 2030
Invincible Boat Company LLC	Revolver	638,298	0.50%	March 31, 2029
Lightning Intermediate II, LLC	Revolver	100,000	0.50%	June 5, 2028
MacKenzie-Childs Acquisition, Inc.	Revolver	80,000	0.50%	September 2, 2027

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Madison Logic Holdings, Inc.	Revolver	$52,632	0.50%	December 30, 2027
MBH Management LLC	Revolver	500,000	0.50%	November 15, 2029
Michelli, LLC	Revolver	1,036,861	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	100,000	0.38%	April 3, 2028
Mobotrex Acquisition, LLC	Delayed Draw Term Loan	1,292,891	1.00%	June 7, 2031
Mobotrex Acquisition, LLC	Revolver	115,851	0.50%	June 7, 2031
MOM Enterprises, LLC	Revolver	100,000	0.50%	May 19, 2028
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	173,452	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	108,408	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	100,000	0.50%	August 3, 2029
NINJIO, LLC	Revolver	80,000	0.50%	October 12, 2027
Norplex Micarta Acquisition, Inc.	Revolver	233,333	0.50%	October 31, 2029
OW RSG LLC	Delayed Draw Term Loan	100,000	0.50%	April 27, 2031
OW RSG LLC	Revolver	90,000	0.50%	April 27, 2031
Pacific Shoring Holdings, LLC	Revolver	100,000	0.50%	January 10, 2030
PCS Software, Inc.	Revolver	1,318,143	0.50%	June 30, 2027
Plus Delta Buyer LLC	Delayed Draw Term Loan	3,753,955	1.00%	January 16, 2031
Plus Delta Buyer LLC	Revolver	100,000	0.50%	January 16, 2031
Precision Strategies, LLC	Revolver	100,000	0.50%	March 3, 2031
Pure Upper Holdco LLC	Delayed Draw Term Loan	1,000,000	1.00%	December 3, 2031
Pure Upper Holdco LLC	Revolver	100,000	0.50%	December 3, 2031
RIA Advisory Borrower, LLC	Revolver	41,404	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	1,168,831	0.50%	June 13, 2029
Silver Corporate Holdings LLC	Revolver	75,000	0.50%	January 9, 2031
Simpler Trading, LLC	Revolver	20,000	0.50%	March 21, 2030
Solid Surface Holdco, LLC	Revolver	121,440	0.50%	June 6, 2030
Solomon AcquisitionCo, LLC	Revolver	100,000	0.50%	April 13, 2032
Strategus, LLC	Delayed Draw Term Loan	2,524,737	1.00%	January 27, 2031
Strategus, LLC	Revolver	90,000	0.50%	January 27, 2031
Synergy Health Partners MSO, LLC	Delayed Draw Term Loan	462,500	1.00%	March 6, 2031
Synergy Health Partners MSO, LLC	Revolver	100,000	0.50%	March 6, 2031
Teckrez, LLC	Revolver	1,442,221	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	100,000	0.50%	August 6, 2028
The Millennium Alliance LLC	Revolver	100,000	0.50%	July 31, 2031
Tiger 21, LLC	Revolver	100,000	0.50%	December 30, 2030
TradePending OpCo Aggregator, LLC	Revolver	33,333	0.50%	March 1, 2028
TriplePoint Acquisition Holdings LLC	Revolver	743,957	0.50%	May 31, 2029
U.S. Expediters, LLC	Revolver	30,000	0.50%	December 22, 2026
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	500,000	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	60,000	0.50%	December 9, 2030
Valor Buyco LLC	Delayed Draw Term Loan	120,000	0.50%	December 23, 2031
Valor Buyco LLC	Revolver	100,000	0.50%	December 23, 2031
VeloSource Purchaser, LLC	Delayed Draw Term Loan	100,000	1.00%	April 3, 2031
VeloSource Purchaser, LLC	Revolver	100,000	0.50%	April 3, 2031
Watterson Renewalco Holdings, LLC	Revolver	524,998	0.50%	July 2, 2029
WER Holdings, LLC	Delayed Draw Term Loan	1,408,896	1.00%	April 11, 2030
WER Holdings, LLC**	Revolver	499,940	0.50%	April 11, 2030
	Total Unfunded Debt Commitments	$45,322,619

(a)
A

* Included in this investment is a Line of Credit in the amount of $4,861, with Line of Credit rate of 5.25% and a maturity of July 1, 2028.

** Included in this investment is Line of Credit in the amount of $81,144, with a Line of Credit rate of 5.50% and a maturity of April 11, 2030.

(10) This loan is a unitranche investment.
(11)
These loans include an interest rate floor feature which is lower than the applicable rates; therefore, the floors are not in effect
(12)
These loans are last-out term loans and/or delayed draw term loans with contractual rates higher than the applicable rates; therefore, the floors are not in effect.

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(13) Investment has been on non-accrual since November 1, 2024.
(14) This loan is convertible to common units at maturity or at the election of the majority of holders.
(15) Excluded from the investment is an uncalled capital commitment in an amount not to exceed $235,154.
(16) Investment has been on non-accrual since the later of January 1, 2023 or the investment date.
(17)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $17,500 with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.
(18)
The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.50% and a maturity of February 7, 2028. As of June 30, 2026, there was $10,000 undrawn revolver commitment.
(19)
Investment has been on non-accrual since the later of January 1, 2024 or the investment date.
(20)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an unfunded rate of 0.00% and a maturity of December 31, 2027. The Company has full discretion to fund the revolver commitment.
(21)
The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.00% and a maturity of September 3, 2026.
(22)
Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Changes in the fair values of the Company’s controlled investments during the six months ended June 30, 2026 were as follows:

		December 31, 2025	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	June 30, 2026	Interest Income
Investments	Security	Value	(a)	(b)	Loss	Appreciation (Depreciation)	Value	(c)
EH Real Estate Services, LLC
Term Loan A-1	First Lien	$-	$-	$(265,092)	$-	$265,092	$-	$-
Term Loan A-2	First Lien	-	-	(154,848)	-	154,848	-	-
Term Loan A-3	First Lien	-	-	(62,791)	-	62,791	-	-
Term Loan A-4	First Lien	1,159,263	-	(1,505,537)	-	346,274	-	-
Term Loan A-5	First Lien	4,415,603	-	(978,119)	-	(3,437,484)	-	-
Term Loan A-6	First Lien	1,096,456	-	-	-	(27,411)	1,069,045	-
Term Loan A-7	First Lien	1,644,685	-	-	-	(41,117)	1,603,568	-
Term Loan A-8	First Lien	-	816,517	-	-	(20,413)	796,104	-
Term Loan A-9	First Lien	-	899,683	-	-	(22,492)	877,191	-
Term Loan A-10	First Lien	-	1,032,440	-	-	(25,811)	1,006,629	-
Term Loan A-11	First Lien	-	1,168,212	-	-	(29,205)	1,139,007	-
Revolver	First Lien	63,597	-	-	-	(63,597)	-	-
EH Holdco, LLC Common Units	Equity	-	-	-	-	-	-	-
EH Holdco, LLC Series A Preferred Units	Equity	-	-	-	-	-	-	-
J.R. Watkins, LLC
Term Loan	First Lien	$3,399,302	$-	$-	$-	$(1,767,637)	1,631,665	-
Revolver	First Lien	3,174,226	138,000	-	-	138,000	3,450,226	-
Class A Preferred	Equity	-	-	-	-	-	-	-
Class A Units	Equity	-	-	-	-	-	-	-
Total control investments		$14,953,132	$4,054,852	$(2,966,387)	$-	$(4,468,162)	$11,573,435	$-

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

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

June 30, 2026

(unaudited)

(23)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments. The Company did not have any investments in portfolio companies which exceeded 5% of the Company’s total assets. Changes in the fair values of the Company’s non-controlled, affiliated investments during the six months ended June 30, 2026 were as follows:

		December 31, 2025	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	June 30, 2026	Interest Income
Investments	Security	Value	(a)	(b)	Loss	Appreciation (Depreciation)	Value	(c)
ArborWorks, LLC
Term Loan	First Lien	$4,031,455	$298,445	$-	$-	$-	$4,329,900
Revolver	First Lien	1,815,868	189,475	-	-	-	2,005,343
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units	Equity	6,317,213	-	-	-	3,441,373	9,758,586
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units	Equity	-	-	-	-	-	-
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units	Equity	-	-	-	-	-	-
Recharged Opco, LLC
Term Loan	First Lien	$2,901,994	$-	$8,984	$-	$204,006	$3,114,984
Revolver	First Lien	45,298	-	-	-	3,324	48,622
Priority Revolver	First Lien	40,446	-	-	-	-	40,446
Priority Revolver	First Lien	40,000	-	-	-	-	40,000
Priority Revolver	First Lien	90,000	-	-	-	-	90,000
Priority Revolver	First Lien	20,000	-	-	-	-	20,000
Priority Revolver	First Lien	62,000	-	-	-	-	62,000
Priority Revolver	First Lien	240,000	-	-	-	-	240,000
Priority Revolver	First Lien	65,000	-	-	-	-	65,000
Delayed Draw Term Loan	First Lien	53,668	-	95	-	3,844	57,607
Recharged Holdings, LLC Common Units	Equity	-	-	-	-	-	-
Simpler Trading, LLC
Term Loan (SBIC)	First Lien	$2,868,074	$147,254	$-	$-	$-	$3,015,328	$147,295
Revolver	First Lien	-	-	-	-	-	-	50
Trade Education Holdings, L.L.C. Class A Units	Equity	-	-	-	-	-	-	-
Simpler Trading, LLC Preferred Units (SBIC)	Equity	882,600	-	-	-	(183,646)	698,954	-
Simpler Ultimate Holdings, LLC Class A Units (SBIC)	Equity	-	-	-	-	-	-	-
Watterson Renewalco Holdings, LLC
Term Loan	First Lien	$-	$5,774,974	-	$-	$-	$5,774,974	$963
Priority Revolver	First Lien	-	-	-	-	-	-	7
Common Units	Equity	-	-	-	-	-	-	-
Preferred Units	Equity	-	2,895,914	-	-	-	2,895,914	-
Total non-controlled, affiliated investments		$19,473,616	$9,306,062	$9,079	$-	$3,468,901	$32,257,658	$148,315

(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.

(b) Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales and return of capital.

(c) Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the non–controlled, affiliated category.

(24)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an unfunded rate of 0.00% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.
(25)	Investment has been on non-accrual since the later of September 30, 2025 or the investment date. The stated coupon rate is presented for reference, but both the cash and PIK interest rates are reflected as 0% to indicate that, consistent with the Company’s revenue recognition policy, no interest income is currently being accrued or recognized.
(26)	Investment has been on non-accrual since the later of August 21, 2024 or the investment date.
(27)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,526,600, with an unfunded rate of 0.50% and a maturity of June 22, 2029. The Company has full discretion to fund the revolver commitment.
(28)	Excluded from the investment is an uncalled capital commitment in an amount not to exceed $99,799.
(29)	The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.50% and a maturity of May 30, 2029.
(30)	This loan is convertible to Class A Units at maturity or at the election of the majority of holders.

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

+

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
(17)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $17,500 with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.00% and a maturity of February 7, 2028. As of December 31, 2025, there was no undrawn revolver commitment.
(18)
The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.00% and a maturity of February 7, 2028. As of December 31, 2025, there was no undrawn revolver commitment.
(19)
Investment has been on non-accrual since January 1, 2024.Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an unfunded rate of 0.00% and a maturity of July 31, 2025. The Company has full discretion to fund the revolver commitment.
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

June 30, 2026

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

As of June 30, 2026, the Company had issued a total of 28,947,254 shares and raised $419,105,333 in gross proceeds since Inception, incurring an aggregate of $13,093,525 in offering expenses and sales load fees. Additionally, the Company has received $672,917 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $406,684,725. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. As of June 30, 2026, the Company repurchased 274,343 shares of its common stock under the Repurchase Program (as defined below) for an aggregate purchase price of $2,447,682, including commissions, at a weighted average net repurchase price of $8.92 per share. See Note 4 to the consolidated financial statements contained herein for further details.

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

On June 4, 2024, the Company formed Stellus Capital SBIC III, LP (the “SBIC III subsidiary”), a Delaware limited partnership. The SBIC III subsidiary and its general partner, Stellus Capital SBIC GP, LLC, are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by the SBIC III subsidiary are included in the consolidated financial statements.

The SBIC licenses allow the SBIC I subsidiary, SBIC II subsidiary and the SBIC III subsidiary (together, the “SBIC subsidiaries”) to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10 year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates one or both of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC I subsidiary, SBA regulations limit the amount that the SBIC I subsidiary may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA. For the SBIC II subsidiary, SBA regulations limit the amounts that the SBIC II subsidiary may borrow to $175,000,000 when it has at least $87,500,000 in regulatory capital, as such term is defined by the SBA. For the SBIC III subsidiary, SBA regulations limit the amounts that the SBIC III subsidiary may borrow to $250 million when it has at least $125 million in regulatory capital, as such term is defined by the SBA, subject to the increased family of funds limit of $475 million across all of the Company’s SBIC subsidiaries and applicable SBA regulations and policies.

As of June 30, 2026 and December 31, 2025, the SBIC I subsidiary had $64,065,000 and $75,000,000 in regulatory capital, respectively.

As of both June 30, 2026 and December 31, 2025, the SBIC II subsidiary had $87,500,000 in regulatory capital.

As of June 30, 2026, the SBIC III subsidiary had $20,000,000 in regulatory capital.

As of June 30, 2026 and December 31, 2025, the SBIC I subsidiary had $85,000,000 and $124,000,000 of SBA-guaranteed debentures outstanding, respectively. As of both June 30, 2026 and December 31, 2025, the SBIC II subsidiary had $175,000,000 of SBA-guaranteed debentures outstanding. As of June 30, 2026, the SBIC III subsidiary had $0 of SBA-guaranteed debentures outstanding.

See footnotes (4) and (5) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

Under the provisions of the 1940 Act, the Company is permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that its asset coverage ratio, as defined in the 1940 Act, equals at least 150% of its gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of June 30, 2026, the Company’s asset coverage ratio was 206%.

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with generally accepted accounting principles in the U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10 Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025.

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

As of June 30, 2026, cash balances totaling $318,170, including foreign currency of $154,511 (acquisition cost of $154,511), exceeded Federal Deposit Insurance Corporation ("FDIC") insurance protection levels of $250,000 by $68,170. In addition, as of June 30, 2026, the Company held $4,820,780 in money market mutual funds, a cash equivalent, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company’s cash deposits are held at large, established, high-credit quality financial institutions, and management believes that risk of loss associated with any uninsured balances is remote.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The Credit Facility, SBA-guaranteed debentures, and Notes Payable (as defined in Note 11) are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2026, the estimated fair value of the Credit Facility approximates the carrying value because the interest rates adjust to the current market interest rate (Level 3 classification). Valuation techniques and significant inputs used to determine fair value include company details; credit, market and liquidity risk and events; financial health of the company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The estimated fair value of the SBA-guaranteed debentures and Notes Payable was determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. Notes Payable for which readily available market quotations do not exist are valued using prices provided by independent pricing services, which may incorporate matrix pricing and/or independent broker quotations. At the measurement date, the estimated fair values of the SBA-guaranteed debentures and 2030 Notes Payable (as defined below) as prepared for disclosure purposes was $231,686,598 (Level 3 classification) and $124,906,250 (Level 2 classification), respectively. See Note 6 to the Consolidated Financial Statements contained herein for further discussion regarding the fair value measurements and hierarchy.

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

Deferred Financing Costs

Deferred financing costs, prepaid loan fees on SBA-guaranteed debentures and prepaid loan structure fees consist of fees and expenses paid in connection with the closing of the Credit Facility, Notes Payable and SBA-guaranteed debentures and are capitalized at the time of payment. These costs are amortized using the straight line method over the term of the respective instrument and are presented as an offset to the corresponding debt on the Consolidated Statements of Assets and Liabilities.

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement and related prospectuses. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statements of Changes in Net Assets as a reduction to Paid-in capital. As of June 30, 2026, there were no such costs.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

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

June 30, 2026

(unaudited)

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

A presentation of the interest income the Company has earned from its portfolio companies for the three and six months ended June 30, 2026 and 2025 is as follows:

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Loan interest	$18,899,098	$22,127,706	$38,364,227	$44,478,212
PIK income	1,718,348	1,519,405	3,392,735	2,495,884
Fee amortization income(1)	705,823	790,544	1,470,270	1,551,927
Fee income acceleration(2)	260,155	216,550	609,199	255,298
Total Interest Income	$21,583,424	$24,654,205	$43,836,431	$48,781,321
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain the Company’s treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if the Company has not collected any cash.

Management considers portfolio company-specific circumstances as well as other economic factors in determining the collectability of interest income. As of June 30, 2026, the Company had loans to five portfolio companies that were on non-accrual status, which represented approximately 8.5% of the Company’s total investments at cost and 5.4% at fair value. As of December 31, 2025, the Company had loans to five portfolio companies that were on non-accrual status, which represented approximately 7.5% of the Company’s total investments at cost and 4.1% at fair value. As of June 30, 2026 and December 31, 2025, $14,926,872 and $11,182,515, respectively, of income from investments on non-accrual had not been accrued. If a loan or debt security’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Current income tax expense for the three months ended June 30, 2026 and 2025 of $29,685 and $428,951, respectively, was mostly related to excise and franchise taxes. Income tax expense for the six months ended June 30, 2026 and 2025 of $390,156 and $928,498, respectively, was mostly related to excise and franchise taxes.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of June 30, 2026 and December 31, 2025, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any such expenses for the three and six months ended June 30, 2026 and 2025 were de minimis.

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

For both the three and six months ended June 30, 2026 and June 30, 2025, the Company did not record deferred income tax benefit or provision related to the Taxable Subsidiaries. In addition, as of both June 30, 2026 and December 31, 2025, the Company had a net deferred tax liability of $0.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

Distributable (Loss) Earnings

The components that make up distributable (loss) earnings on the Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Accumulated net realized loss from investments, net of cumulative dividends of $30,352,761 for both periods	$(46,456,331)	$(39,963,218)
Net realized loss on foreign currency translations	(280,292)	(282,145)
Net unrealized depreciation on investments and cash equivalents, net of deferred tax liability of $0 for both periods	(9,068,139)	(18,419,231)
Net unrealized (depreciation) appreciation on foreign currency translations	(9,121)	17,854
Accumulated undistributed net investment income	27,360,771	31,966,956
Total distributable loss	$(28,453,112)	$(26,679,784)

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

NOTE 2 — RELATED PARTY ARRANGEMENTS

Investment Advisory Agreement

On June 16, 2026, stockholders of the Company approved a new investment advisory agreement (the “Investment Advisory Agreement”) by and between the Company and Stellus Capital, pursuant to which the Advisor will continue to provide investment advisory services to the Company. On June 22, 2026, the Company entered into the Investment Advisory Agreement upon the closing of the acquisition of Stellus Capital by Ridgepost Capital, LLC, which resulted in a change in control of the Advisor. Ridgepost Capital’s parent company, Ridgepost Capital, Inc., is a reporting company listed on the New York Stock Exchange. The terms of the Investment Advisory Agreement are identical to the prior investment advisory agreement, dated October 26, 2012, by and between the Company and the Advisor (the “Prior Advisory Agreement”), including with respect to the advisory fees payable by the Company to the Advisor, other than the date and term thereof. The base management fee and incentive fees under the Investment Advisory Agreement are calculated in a manner identical to that of the Prior Advisory Agreement. The Investment Advisory Agreement will continue in effect for an initial two year period from June 22, 2026, its effective date, and thereafter from year-to-year, provided that such continuance is specifically approved at least annually by (A) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company, and (B) the

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

vote of a majority of the Company’s directors who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act.

Pursuant to the Investment Advisory Agreement, the Company has agreed to pay to Stellus Capital an annual base management fee of 1.75% of gross assets, including assets purchased with borrowed funds or other forms of leverage and excluding cash and cash equivalents, and an incentive fee.

For the three and six months ended June 30, 2026, the Company recorded an expense for base management fees of $4,393,770 and $8,786,127, respectively. For the three and six months ended June 30, 2025, the Company recorded an expense for base management fees of $4,279,441 and $8,334,167, respectively. As of June 30, 2026 and December 31, 2025, $4,393,771 and $4,442,705 of such management fees, respectively, were payable to Stellus Capital.

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

For the three and six months ended June 30, 2026, the Company incurred $150,863 and $257,572 of Income Incentive Fees, respectively. For the three and six months ended June 30, 2025, the Company incurred $2,158,075 and $4,294,566 of Income Incentive Fees, respectively. As of June 30, 2026 and December 31, 2025, $889,986 and $2,317,429, respectively, of such Income Incentive Fees were payable to the Advisor, of which $135,530 and $1,539,724, respectively, were currently payable (as explained below). As of June 30, 2026 and December 31, 2025, $754,456 and $777,705, respectively, of Income Incentive Fees incurred but not paid by the Company were

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. For the three and six months ended June 30, 2026, $38,583 and $49,644, respectively, of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation. For the three and six months ended June 30, 2025, $928,926 and $2,171,769, respectively, of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation.

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

For both the three and six months ended June 30, 2026 and 2025, the Company did not incur any Capital Gains Incentive Fee. As of both June 30, 2026 and December 31, 2025, no Capital Gains Incentive Fees were accrued.

The following tables summarize the components of the incentive fees discussed above:

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income incentive fees incurred	$150,863	$2,158,075	$257,572	$4,294,566
Income incentive fees waived	(38,583)	(928,926)	(49,644)	(2,171,769)
Incentive fees expense	$112,280	$1,229,149	$207,928	$2,122,797

	June 30, 2026	December 31, 2025
Investment income incentive fee currently payable	$135,530	$1,539,724
Investment income incentive fee deferred	754,456	777,705
Incentive fee payable	$889,986	$2,317,429

Director Fees

For the three and six months ended June 30, 2026, the Company recorded an expense relating to independent director fees of $84,250 and $213,500, respectively. For the three and six months ended June 30, 2025, the Company recorded an expense relating to independent director fees of $93,250 and $204,500, respectively. As of both June 30, 2026 and December 31, 2025, the Company had no unpaid independent director fees.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of June 30, 2026, there was $0 due to related parties related to interest paid by a borrower to the Company as administrative agent, which is included in “Related party payable” on the Consolidated Statement of Assets and Liabilities. As of both June 30, 2026 and December 31, 2025, there was no cash due to related parties related to interest paid by a borrower to a Company as administrative agent.

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

For the three and six months ended June 30, 2026, the Company recorded expenses of $508,712 and $1,040,305, respectively, related to the Administration Agreement, which are included in “Administrative services expenses” on the Consolidated Statements of Operations.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

For the three and six months ended June 30, 2025, the Company recorded expenses of $398,129 and $769,103, respectively, related to the Administration Agreement, which are included in “Administrative services expenses” on the Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $508,712 and $530,739, respectively, remained payable to Stellus Capital related to the Administration Agreement and were included in “Administrative services payable” on the Consolidated Statements of Assets and Liabilities.

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

June 30, 2026

(unaudited)

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. Stockholder distributions, if any, are determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution.

For the three and six months ended June 30, 2026, the Company declared aggregate distributions of $0.34 and $0.68 per share on its common stock, respectively. For the three and six months ended June 30, 2025, the Company declared aggregate distributions of $0.40 and $0.80 per share on its common stock, respectively. The distributions declared for the three and six months ended June 30, 2025 differ from the amounts disclosed in the Consolidated Statements of Operations as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period-end. The Company has declared aggregate distributions of $18.83 per share on its common stock since Inception as described below:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012			$0.18
Fiscal 2013			$1.36
Fiscal 2014			$1.42
Fiscal 2015			$1.36
Fiscal 2016			$1.36
Fiscal 2017	Various		$1.36
Fiscal 2018			$1.36
Fiscal 2019			$1.36
Fiscal 2020			$1.15
Fiscal 2021			$1.14
Fiscal 2022			$1.30
Fiscal 2023			$1.60
Fiscal 2024			$1.60
Fiscal 2025			$1.60
Fiscal 2026
January 16, 2026	January 30, 2026	February 13, 2026	$0.1133
January 16, 2026	February 27, 2026	March 13, 2026	$0.1133
January 16, 2026	March 31, 2026	April 15, 2026	$0.1133
April 14, 2026	April 30, 2026	May 15, 2026	$0.1133
April 14, 2026	May 29, 2026	June 15, 2026	$0.1133
April 14, 2026	June 30, 2026	July 15, 2026	$0.1133
Total			$18.83
(1)	Distributions for fiscal years 2012 through 2025 are shown in aggregate amounts.

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

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

determined and paid to Stellus Capital. The Company did not issue any new shares in connection with the DRIP during either of the three and six months ended June 30, 2026 or 2025.

NOTE 4 — EQUITY OFFERINGS AND REPURCHASES AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued (repurchased) since Inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering/
Issuance/(Repurchase) of Common Stock	Shares	Proceeds(1)(2)	Fees	Expenses	by Advisor	Proceeds/(Payments)(3)	(Repurchase) Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Year ended December 31, 2023	4,458,873	62,871,349	943,248	247,701	477,088	62,157,488	14.10
Year ended December 31, 2024	3,355,476	46,494,756	698,166	435,390	—	45,361,200	13.65
Year ended December 31, 2025	1,466,136	20,588,960	308,998	606,848	—	19,673,114	13.83
Quarter ended March 31, 2026	—	—	—	—	—	—	—
Quarter ended June 30, 2026	(274,343)	(2,436,708)	10,974	—	—	(2,447,682)	(8.92)
Total	28,672,911	$416,668,625	$9,414,113	$3,690,386	$672,917	$404,237,043
(1)	Net of partial share transactions. Such share transactions impacted gross proceeds by ($94), $757, ($1,051), ($142), ($31) and ($29) for the years ended December 31, 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common stock shares issued under the DRIP of $228,943 and $94,788 during the years ended December 31, 2020 and 2018, respectively; $0 for the three and six months ended June 30, 2026 and years ended December 31, 2025, 2024, 2023, 2022, 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, and $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
(3)	Total Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025 in the amount of $8,825,985, which represents a cumulative tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

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

June 30, 2026

(unaudited)

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

The Company did not issue any shares during the three and six months ended June 30, 2026, respectively, under the ATM Program.

Share Repurchase Program

On March 3, 2026, the Company announced that its Board authorized a program for the purpose of repurchasing up to $20,000,000 of its shares of common stock (the "Repurchase Program"). Under the Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the requirements under its Code of Ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. Unless amended or extended by the Board, the Repurchase Program will expire on the earlier of March 2, 2027 or when $20,000,000 of the Company's outstanding shares of common stock have been repurchased.

During the three and six months ended June 30, 2026, the Company repurchased 274,343 shares of its common stock under the Repurchase Program for an aggregate purchase price of $2,447,682, including commissions, at a weighted average net repurchase price of $8.92 per share.

NOTE 5 — NET INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and six months ended June 30, 2026 and 2025.

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net increase in net assets resulting from operations	$16,206,298	$10,145,410	$17,862,034	$15,138,955
Weighted average common shares	28,869,028	28,412,849	28,907,925	28,009,969
Net increase in net assets resulting from operations per common share	$0.56	$0.36	$0.62	$0.54

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

June 30, 2026

(unaudited)

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

At June 30, 2026, the Company had investments in 116 portfolio companies. The composition of the Company’s investments as of June 30, 2026 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$901,407,481	$863,348,047
Senior Secured – Second Lien	12,115,000	12,115,000
Unsecured Debt	344,582	132,977
Equity	63,760,986	92,650,393
Total Investments	$977,628,049	$968,246,417
(1)	Includes unitranche investments, which accounted for 4.5% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had 77 and 77 of such investments, respectively, with aggregate unfunded commitments of $45,657,572 and $53,380,015, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Aggregate cost of portfolio company securities	$977,628,049	$1,026,139,686
Gross unrealized appreciation of portfolio company securities	64,497,633	59,298,870
Gross unrealized depreciation of portfolio company securities	(73,565,772)	(77,718,103)
Gross unrealized appreciation on foreign currency translations of portfolio company securities	2,965	26,900
Gross unrealized depreciation on foreign currency translations of portfolio company securities	(316,458)	(123,958)
Aggregate fair value of portfolio company securities	$968,246,417	$1,007,623,395

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of June 30, 2026 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$863,348,047	$863,348,047
Senior Secured – Second Lien	—	—	12,115,000	12,115,000
Unsecured Debt	—	—	132,977	132,977
Equity	—	—	92,650,393	92,650,393
Total Investments	$—	$—	$968,246,417	$968,246,417

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2025 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$908,669,800	$908,669,800
Senior Secured – Second Lien	—	—	12,025,000	12,025,000
Unsecured Debt	—	—	123,789	123,789
Equity	—	—	86,804,806	86,804,806
Total Investments	$—	$—	$1,007,623,395	$1,007,623,395

The change in aggregate values of Level 3 portfolio investments during the six months ended June 30, 2026 was as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$908,669,800	$12,025,000	$123,789	$86,804,806	$1,007,623,395
Purchases of investments	44,017,283	—	29,822	4,538,509	48,585,614
PIK interest	3,386,096	—	6,639	—	3,392,735
Sales and redemptions	(93,718,076)	—	(10,304)	(1,780,795)	(95,509,175)
Realized losses	(5,273,144)	—	—	(1,091,275)	(6,364,419)
Change in unrealized depreciation included in earnings(1)	5,095,933	86,653	(15,901)	4,184,407	9,351,092
Change in unrealized depreciation on foreign currency included in earnings	(210,108)	—	(1,068)	(5,259)	(216,435)
Amortization of premium and accretion of discount, net	1,380,263	3,347	—	—	1,383,610
Fair value at end of period	$863,348,047	$12,115,000	$132,977	$92,650,393	$968,246,417
(1)	Includes reversal of positions during the six months ended June 30, 2026.

There were no Level 3 transfers during the six months ended June 30, 2026.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The change in aggregate values of Level 3 portfolio investments during the year ended December 31, 2025 was as follows:

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The following is a summary of geographical concentration of the Company’s investment portfolio as of June 30, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$178,427,458	$174,860,639	18.06%
Texas	136,764,088	133,424,017	13.78%
Florida	99,848,846	92,837,302	9.58%
New York	59,724,419	60,236,700	6.22%
Illinois	64,092,415	52,438,419	5.42%
Pennsylvania	48,141,996	49,661,336	5.13%
Arizona	39,046,821	43,069,884	4.45%
Canada	34,656,965	34,628,895	3.58%
North Carolina	31,297,354	32,061,028	3.31%
Colorado	32,717,165	31,605,891	3.26%
Ohio	25,865,195	29,370,213	3.03%
Tennessee	28,690,957	26,777,126	2.77%
Iowa	22,527,154	22,617,898	2.34%
District of Columbia	16,647,591	20,906,791	2.16%
Virginia	19,567,712	20,181,650	2.08%
New Jersey	19,814,276	19,373,145	2.00%
Georgia	5,720,286	17,029,281	1.76%
Michigan	16,138,226	16,421,501	1.70%
Wisconsin	25,887,018	16,198,621	1.67%
Missouri	12,274,070	12,585,720	1.30%
Minnesota	11,729,076	12,520,307	1.29%
Massachusetts	11,999,782	11,983,168	1.24%
Louisiana	9,380,895	9,733,481	1.01%
Oregon	8,832,150	9,114,741	0.94%
Idaho	8,505,623	8,533,009	0.88%
Maryland	7,320,131	7,298,211	0.75%
Washington	1,273,384	2,026,618	0.21%
South Carolina	290,158	387,566	0.04%
United Kingdom	446,838	363,259	0.04%
Total Investments	$977,628,049	$968,246,417	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The following is a summary of industry concentration of the Company’s investment portfolio as of June 30, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$267,146,512	$279,023,494	28.81%
Healthcare & Pharmaceuticals	92,789,334	93,248,553	9.63%
High Tech Industries	83,799,028	87,870,512	9.08%
Capital Equipment	66,024,758	70,816,608	7.31%
Media: Advertising, Printing & Publishing	66,686,918	65,378,889	6.75%
Beverage & Food	53,586,210	54,209,390	5.60%
Consumer Goods: Non-Durable	60,023,531	49,964,505	5.16%
Services: Consumer	42,711,724	40,914,720	4.23%
Construction & Building	36,574,917	38,007,732	3.93%
Consumer Goods: Durable	35,293,483	29,585,372	3.06%
Aerospace & Defense	29,523,481	27,078,323	2.80%
Environmental Industries	20,775,702	26,355,158	2.72%
Chemicals, Plastics, & Rubber	18,987,958	18,855,490	1.95%
Transportation & Logistics	16,711,941	16,762,366	1.73%
Retail	14,658,412	14,681,990	1.52%
Energy: Oil & Gas	12,407,569	11,617,564	1.20%
Containers, Packaging, & Glass	20,877,339	10,844,141	1.12%
Wholesale	8,900,589	8,956,207	0.92%
FIRE: Real Estate	19,369,665	6,491,544	0.67%
Media: Diversified & Production	5,825,064	5,811,029	0.60%
Finance	-	5,436,063	0.56%
Education	4,953,914	3,714,282	0.38%
Media: Broadcasting & Subscription	-	2,622,485	0.27%
Total Investments	$977,628,049	$968,246,417	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2026. During the six months ended June 30, 2026, investments valued at $52,260,125 changed valuation techniques from transaction value to the income and market approaches, as applicable, due to the transaction price no longer being reflective of current market conditions.

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
First lien debt	$753,188,093	Income approach(1)(2)	HY credit spreads	-1.73% to 13.46% (0.32%)
			Risk free rates	-1.49% to 2.32% (0.35%)
	$101,896,262	Market approach(1)	EBITDA multiple	5.0x to 11.3x (8.0x)(3)
	$8,263,692	Transaction value	Transaction price	N/A

Second lien debt	$12,115,000	Income approach(1)(2)	HY credit spreads	0.37% to 0.37% (0.37%)
			Risk free rates	0.54% to 0.54% (0.54%)

Unsecured debt	$29,835	Income approach(1)(2)	HY credit spreads	0.20% to 0.20% (0.20%)
			Risk free rates	-0.06% to -0.06% (-0.06%)
Unsecured debt	$103,142	Market approach(1)	EBITDA multiple	6.8x to 9.3x (8.4x)(3)

Equity investments	$78,824,396	Market approach(4)	EBITDA multiple	3.8x to 18.1x (10.1x)
			Revenue multiple	6.4x to 9.1x (7.5x)
	$13,825,997	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$968,246,417
(1)	Weighted average based on fair value as of June 30, 2026.
(2)	Included but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach, which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Weighted Average)” for first lien debt investments in the table above indicates that the change in the HY credit spreads between the date a loan closed and the valuation date ranged from (1.73)% ((173) basis points) to 13.46% (1,346 basis points). The average of all changes was 0.32% (32 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). Significant increases (decreases) in the Multiple in isolation could result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2025. During the year ended December 31, 2025, investments valued at $81,810,288 changed valuation techniques from transaction value to the income and market approaches, as applicable, due to the transaction price no longer being reflective of current market conditions.

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
First lien debt	$788,539,535	Income approach(1)(2)	HY credit spreads	-1.89% to 11.20% (-0.14%)
			Risk free rates	-2.03% to 1.73% (-0.33%)
	$87821690	Market approach(1)	EBITDA multiple	4.4x to 10.1x (6.8x)(3)
	$32,308,575	Transaction value	Transaction price	N/A

Second lien debt	$12,025,000	Income approach(1)(2)	HY credit spreads	-0.17% to 2.35% (0.75%)
			Risk free rates	-0.16% to -0.10% (-0.14%)

Unsecured debt	$10,380	Income approach(1)(2)	HY credit spreads	-0.59% to -0.59% (-0.59%)
			Risk free rates	-0.31% to -0.31% (-0.31%)
	$113,409	Market approach(1)	EBITDA multiple	4.4x to 8.7x (8.5x)(3)

Equity investments	$$66,907,041	Market approach(4)	EBITDA multiple	3.2x to 18.2x (10.2x)
			Revenue multiple	7.0x to 9.0x (7.7x)
	$19,897,765	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$1,007,623,395
(1)	Weighted average based on fair value as of December 31, 2025.
(2)	Inclusive of but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors would result in a significantly lower or higher fair value measurement. As an example, the “Range (Weighted Average)” for first lien debt investments in the table above indicates that the change in the HY credit spreads between the date a loan closed and the valuation date ranged from (1.89)% (189) basis points) to 11.20% (1,120 basis points). The average of all changes was (0.14)% ((14) basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

As of June 30, 2026, the Company had $45,322,619 in unfunded debt commitments and $334,953 in unfunded equity commitments to 77 existing portfolio companies. As of December 31, 2025, the Company had $52,991,159 in unfunded debt commitments and $388,856

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

in unfunded equity commitments to 77 existing portfolio companies. As of June 30, 2026, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the six months ended

June 30, 2026	June 30, 2025
(unaudited)	(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$12.82	$13.46
Net investment income	0.52	0.69
Change in unrealized appreciation on investments	0.32	0.09
Net realized loss	(0.22)	(0.24)
Total from operations	$0.62	$0.54
Stockholder distributions from:
Net investment income	(0.68)	(0.80)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.05	0.01
Other(6)	(0.01)	0.02
Net asset value at end of period	$12.80	$13.21
Per share market value at end of period	$8.42	$13.94
Total return based on market value(2)	(28.85)%	7.32%
Weighted average shares outstanding for the period	28,907,925	28,009,969
Ratio/Supplemental Data:(1)
Net assets at end of period	$366,957,946	$375,370,890
Weighted average net assets	$366,698,144	$374,041,889
Annualized ratio of gross operating expenses to net assets(5)	16.84%	18.04%
Annualized ratio of net operating expenses to net assets(5)(7)	16.81%	16.87%
Annualized ratio of interest expense and other fees to net assets	9.59%	9.13%
Annualized ratio of net investment income before fee waiver to net assets(5)	8.24%	9.26%
Annualized ratio of net investment income to net assets(5)(7)	8.26%	10.43%
Portfolio turnover(3)	4.62%	4.77%
Notes payable	$125,000,000	$175,000,000
Credit Facility payable	$222,192,028	$163,059,680
SBA-guaranteed debentures	$260,000,000	$308,750,000
Asset coverage ratio(4)	2.06	x	2.11	x
(1)	Based on weighted average shares of common stock outstanding for the period.
(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.
(3)	Portfolio turnover is calculated as the lesser of purchases or sales and repayments of investments divided by average portfolio balance and is not annualized.
(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(5)	These ratios include the impact of income tax benefit (provision) on net unrealized depreciation (appreciation) in Taxable Subsidiaries of $0 and $0 for the six months ended June 30, 2026 and 2025, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax benefit (provision) on net unrealized depreciation (appreciation) to weighted average net assets for the six months ended June 30, 2026 and 2025 was 0.00% and 0.00%, respectively.
(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period-end.
(7)	Net of 0.03% and 1.17% from expenses reimbursed and fees waived by the Advisor for each respective period.

NOTE 9 — CREDIT FACILITY

The Company entered into a senior secured revolving credit agreement, dated as of October 10, 2017, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders (as amended and restated on September 18, 2020 and subsequently amended on

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short-term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of June 30, 2026 and December 31, 2025, the Company was in compliance with these covenants.

As of June 30, 2026 and December 31, 2025, $222,192,028 and $236,649,288, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for the Company’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2026, the Company has incurred costs of $8,944,051 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of June 30, 2026 and December 31, 2025, $2,970,506 and $3,481,928, respectively, of such prepaid loan structure fees and administration fees had yet to be amortized. These prepaid loan fees are presented on the Company’s Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	June 30, 2026	December 31, 2025
Credit Facility payable	$222,192,028	$236,649,288
Prepaid loan structure fees	(2,970,506)	(3,481,928)
Credit Facility payable, net of prepaid loan structure fees	$219,221,522	$233,167,360

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and six months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$3,664,852	$2,868,425	$7,408,585	$6,757,582
Loan fee amortization	257,124	319,127	511,422	634,745
Total interest and financing expenses	$3,921,976	$3,187,552	$7,920,007	$7,392,327
Weighted average interest rate	6.5%	7.6%	6.3%	7.3%
Effective interest rate (including fee amortization)	6.9%	8.4%	6.8%	8.0%
Average debt outstanding	$227,037,944	$152,222,442	$235,506,881	$186,115,274
Cash paid for interest and unused fees	$3,663,793	$2,901,866	$7,561,870	$6,712,888

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

As of June 30, 2026 and December 31, 2025, the SBIC I subsidiary had $64,065,000 and $75,000,000 in regulatory capital and $85,000,000 and $124,000,000 of SBA-guaranteed debentures outstanding, respectively. As of June 30, 2026, the SBIC III subsidiary had $20,000,000 in regulatory capital and $0 of SBA-guaranteed debentures outstanding. During the six months ended ended June 30, 2026, the SBIC I subsidiary repaid $39,000,000 of SBA-guaranteed debentures that matured during the period and returned $10,935,000 of capital to the Company. As of both June 30, 2026 and December 31, 2025, the SBIC II subsidiary had $87,500,000 in regulatory capital and $175,000,000 of SBA-guaranteed debentures outstanding.

On August 12, 2014, the Company obtained exemptive relief from the SEC to permit it to exclude the debt of the SBIC subsidiaries guaranteed by the SBA from its asset coverage test under the 1940 Act. The exemptive relief provides the Company with increased flexibility under the asset coverage test by permitting it to borrow up to $475,000,000 more than it would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiaries held $458,924,914 and $492,710,365 in assets at June 30, 2026 and December 31, 2025, respectively, which accounted for approximately 46.7% and 47.3% of the Company’s total consolidated assets, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

The following tables summarize the SBIC subsidiaries’ aggregate SBA-guaranteed debentures outstanding as of June 30, 2026:

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

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair values of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2026 and December 31, 2025, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to the consolidated financial statements contained herein.

As of both June 30, 2026 and December 31, 2025, the Company has incurred $11,148,750 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees and are amortized over the life of the debentures. As of June 30, 2026 and December 31, 2025, $2,695,407 and $3,015,937 of prepaid financing costs had yet to be amortized,

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	June 30, 2026	December 31, 2025
SBA-guaranteed Debentures payable	$260,000,000	$299,000,000
Prepaid loan fees	(2,695,407)	(3,015,937)
SBA-guaranteed Debentures, net of prepaid loan fees	$257,304,593	$295,984,063

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and six months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$2,105,273	$2,492,308	$4,388,165	$5,032,668
Debenture fee amortization	153,544	182,276	320,530	371,260
Total interest and financing expenses	$2,258,817	$2,674,584	$4,708,695	$5,403,928
Weighted average interest rate	3.2%	3.2%	3.2%	3.2%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.5%	3.5%
Average debt outstanding	$260,000,000	$308,750,000	$272,281,768	$312,700,276
Cash paid for interest	$—	$—	$4,803,285	$5,188,661

NOTE 11 — NOTES

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes Payable”). On September 30, 2025, the Company prepaid $50,000,000 in aggregate principal of the 2026 Notes Payable. On December 31, 2025, the Company prepaid the remaining $50,000,000 in aggregate principal of the 2026 Notes Payable in full. In connection with the issuance and maintenance of the 2026 Notes Payable, the Company incurred $2,327,835 of fees, which were amortized over the term of the 2026 Notes Payable. As of both June 30, 2026 and December 31, 2025, $0 of prepaid financing costs had yet to be amortized.

The 2026 Notes Payable were redeemable in whole or in part at any time or from time to time at the Company’s option on or after December 31, 2025, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2026 Notes Payable was payable semi-annually beginning September 30, 2021. The Company used the net proceeds from the 2026 Notes Payable offering to fully redeem the Company’s 5.75% fixed-rate notes due September 15, 2022 and repay a portion of the amount outstanding under the Credit Facility.

On April 1, 2025 and September 25, 2025, the Company issued $75,000,000 and $50,000,000, respectively, in aggregate principal amount of 7.250% fixed-rate notes due 2030 (the “2030 Notes Payable” and together with the 2026 Notes Payable, the “Notes Payable”). The 2030 Notes Payable will mature on April 1, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 1, 2029, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2030 Notes Payable is payable semi-annually beginning October 1, 2025. As of June 30, 2026, the aggregate carrying amount of the 2030 Notes Payable was approximately $122,897,963. The 2030 Notes Payable are institutional, non-traded notes.

In connection with the issuance and maintenance of the 2030 Notes Payable, the Company incurred $2,746,803 of fees, which are being amortized over the term of the 2030 Notes Payable. As of June 30, 2026 and December 31, 2025, $2,102,036 and $2,328,591 of

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes Payable for the three and six months ended June 30, 2026 and 2025:

	For the three months ended			For the six months ended
	June 30, 2026		June 30, 2025	June 30, 2026		June 30, 2025
Interest expense	$—		$1,218,750	$500		$2,437,500
Deferred financing costs	—		111,374	—		221,524
Total interest and financing expenses	$—		$1,330,124	$500		$2,659,024
Weighted average interest rate	N/A	%	4.9%	N/A	%	4.9%
Effective interest rate (including fee amortization)	N/A	%	5.4%	N/A	%	5.4%
Average debt outstanding	$—		$100,000,000	$—		$100,000,000
Cash paid for interest	$—		$—	$500		$2,437,500

The following table summarizes the interest expense and deferred financing costs on the 2030 Notes Payable for the three and six months ended June 30, 2026:

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$2,265,625	$1,374,375	$4,531,250	$1,374,375
Deferred financing costs	136,182	81,944	270,866	81,944
Discount amortization	33,873	31,436	67,121	31,436
Premium amortization	(31,006)	—	(61,431)	—
Total interest and financing expenses	$2,404,674	$1,487,755	$4,807,806	$1,487,755
Weighted average interest rate	7.3%	7.4%	7.3%	7.4	%(1)
Effective interest rate (including fee amortization)	7.7%	8.0%	7.8%	8.0	%(1)
Average debt outstanding	$125,000,000	$75,000,000	$125,000,000	$75,000,000	(1)
Cash paid for interest	$4,531,250	$15,000	$4,531,250	$15,000

(1) Calculated for the period from April 1, 2025, the date of the 2030 Notes Payable offering, through June 30, 2025.

The following is a summary of the 2030 Notes Payable, net of deferred financing costs:

	June 30, 2026	December 31, 2025
2030 Notes Payable	$125,000,000	$125,000,000
Deferred financing costs	(2,051,714)	(2,272,580)
Premium on 2030 Notes Payable	556,713	618,145
Discount on 2030 Notes Payable	(607,036)	(674,156)
2030 Notes Payable, net of deferred financing costs and discount	$122,897,963	$122,671,409

The indenture and supplements thereto relating to the Notes Payable contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of June 30, 2026 and 2025, the Company was in compliance with these covenants.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

NOTE 12 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to June 30, 2026:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	July 2, 2026	Blade Landscape Investments, LLC*	Regional provider of commercial landscaping services	$5,250	Equity
New Investment	July 16, 2026	Emergent Software	Microsoft-centric data, AI, and cloud IT services partner	$3,197,377	Senior Secured – First Lien
				$2,664,481	Delayed Draw Term Loan Commitment
				$500,000	Revolver Commitment
				$306,732	Equity
New Investment	August 5, 2026	LJ Welding Automation Ltd.	Manufacturer of material handling and welding automation systems	$7,693,688	Senior Secured – First Lien
				$500,000	Revolver Commitment
				$303,470	Equity

* Existing portfolio company

The Company realized the following portfolio company investment subsequent to June 30, 2026:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	July 1, 2026	General LED OPCO, LLC	Provider of LED lighting systems and modules	$4,500,000	Senior Secured – Second Lien
Full Repayment	July 27, 2026	MacKenzie-Childs Acquisition, Inc.	Lifestyle home décor brand	$86,331	Senior Secured – First Lien
Full Repayment	July 30, 2026	U.S. Expediters, LLC	Reseller of CPAP machines and accessories	$14,236,513	Senior Secured – First Lien

Credit Facility

The outstanding balance under the Credit Facility as of August 10, 2026 was $211,740,000.

SBA Licensing

On July 14, 2026, the Company received a license from the SBA for the SBIC III subsidiary, which allows the Company to contribute $125,000,000 of equity and draw up to $250,000,000 of SBA-guaranteed debentures, subject to the increased family of funds limit of $475,000,000 across all of the Company’s SBIC subsidiaries and applicable SBA regulations and policies.

Share Repurchase Program

Since June 30, 2026, we repurchased 192,974 shares of our common stock under the Repurchase Program at a weighted-average purchase price of $7.95 per share.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(unaudited)

Dividends Declared

On July 16, 2026, the Board declared a regular monthly dividend for each of July 2026, August 2026, and September 2026 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
July 16, 2026	July 31, 2026	August 14, 2026	$0.0833
July 16, 2026	August 31, 2026	September 15, 2026	$0.0833
July 16, 2026	September 30, 2026	October 15, 2026	$0.0833

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or Stellus Capital Investment Corporation’s (“we”, “us”, “our” and the “Company”) future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the effect of investments that we expect to make;
●	the competitive market for investment opportunities in which we operate;
●	the return or impact of current and future investments;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”);
●	changes in the general economy, including those caused by tariffs and trade disputes with other countries, changes in inflation, and risk of recession;
●	the impact of interest rate volatility on our business and our portfolio companies;
●	the impact of geopolitical conditions, including revolution, insurgency, terrorism, or war, on financial market volatility, global economic markets, and various markets for commodities;
●	the impact of a protracted decline in the liquidity of credit markets on our business;
●	the ability of our portfolio companies to achieve their objectives;
●	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of Stellus Capital to locate suitable investments for us and to monitor and administer our investments;
●	the ability of Stellus Capital to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and
●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDC or RICs.

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

We have elected, qualified, and intend to continue to qualify annually to be treated for tax purposes as a RIC under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of June 30, 2026, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of June 30, 2026, our asset coverage ratio was 206%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

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

As of June 30, 2026, we had $968.2 million (at fair value) invested in 116 portfolio companies. As of June 30, 2026, our portfolio included approximately 89% of first lien debt (including unitranche investments), 1% of second lien debt, 0% of unsecured debt and 10% of equity investments at fair value. The composition of our investments at cost and fair value as of June 30, 2026 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$901,407,481	$863,348,047
Senior Secured – Second Lien	12,115,000	12,115,000
Unsecured Debt	344,582	132,977
Equity	63,760,986	92,650,393
Total Investments at Fair Value	$977,628,049	$968,246,417
(1)	Includes unitranche investments, which account for 4.5% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of June 30, 2026 and December 31, 2025, we had unfunded commitments of $45.7 million and $53.4 million, respectively, to provide financing to 77 and 77 portfolio companies, respectively. As of June 30, 2026, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$178,427,458	$174,860,639	18.06%
Texas	136,764,088	133,424,017	13.78%
Florida	99,848,846	92,837,302	9.58%
New York	59,724,419	60,236,700	6.22%
Illinois	64,092,415	52,438,419	5.42%
Pennsylvania	48,141,996	49,661,336	5.13%
Arizona	39,046,821	43,069,884	4.45%
Canada	34,656,965	34,628,895	3.58%
North Carolina	31,297,354	32,061,028	3.31%
Colorado	32,717,165	31,605,891	3.26%
Ohio	25,865,195	29,370,213	3.03%
Tennessee	28,690,957	26,777,126	2.77%
Iowa	22,527,154	22,617,898	2.34%
District of Columbia	16,647,591	20,906,791	2.16%
Virginia	19,567,712	20,181,650	2.08%
New Jersey	19,814,276	19,373,145	2.00%
Georgia	5,720,286	17,029,281	1.76%
Michigan	16,138,226	16,421,501	1.70%
Wisconsin	25,887,018	16,198,621	1.67%
Missouri	12,274,070	12,585,720	1.30%
Minnesota	11,729,076	12,520,307	1.29%
Massachusetts	11,999,782	11,983,168	1.24%
Louisiana	9,380,895	9,733,481	1.01%
Oregon	8,832,150	9,114,741	0.94%
Idaho	8,505,623	8,533,009	0.88%
Maryland	7,320,131	7,298,211	0.75%
Washington	1,273,384	2,026,618	0.21%
South Carolina	290,158	387,566	0.04%
United Kingdom	446,838	363,259	0.04%
Total Investments	$977,628,049	$968,246,417	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$199,175,312	$192,583,333	19.12%
Texas	149,955,251	147,396,649	14.63%
Florida	102,086,659	96,730,609	9.60%
New York	59,320,592	59,952,294	5.95%
Illinois	69,282,731	55,796,619	5.54%
Pennsylvania	47,721,299	49,296,019	4.89%
Colorado	41,413,399	39,386,741	3.91%
Arizona	34,208,744	37,526,211	3.72%
Ohio	35,249,934	36,769,186	3.65%
Canada	36,116,171	36,140,789	3.59%
North Carolina	31,163,913	32,456,489	3.22%
Massachusetts	24,283,990	25,043,277	2.49%
Iowa	22,351,338	22,467,248	2.23%
New Jersey	19,768,069	19,924,612	1.98%
Tennessee	20,495,678	18,827,946	1.87%
Virginia	17,506,416	17,764,137	1.76%
Georgia	5,876,197	17,168,351	1.70%
District of Columbia	10,685,508	14,469,710	1.44%
Michigan	12,060,200	12,255,578	1.22%
Minnesota	11,769,582	11,916,373	1.18%
Missouri	10,898,062	11,109,063	1.10%
Idaho	9,479,007	9,517,417	0.94%
Louisiana	9,153,384	9,297,784	0.92%
Oregon	8,860,277	9,202,699	0.91%
Maryland	7,530,655	7,549,733	0.75%
Wisconsin	21,458,139	7,360,720	0.73%
South Carolina	4,847,580	4,966,273	0.49%
Washington	1,273,384	2,605,719	0.26%
United Kingdom	2,148,215	2,141,816	0.21%
Total Investments	$1,026,139,686	$1,007,623,395	100.00%

The following is a summary of industry concentration of our investment portfolio as of June 30, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$267,146,512	$279,023,494	28.81%
Healthcare & Pharmaceuticals	92,789,334	93,248,553	9.63%
High Tech Industries	83,799,028	87,870,512	9.08%
Capital Equipment	66,024,758	70,816,608	7.31%
Media: Advertising, Printing & Publishing	66,686,918	65,378,889	6.75%
Beverage & Food	53,586,210	54,209,390	5.60%
Consumer Goods: Non-Durable	60,023,531	49,964,505	5.16%
Services: Consumer	42,711,724	40,914,720	4.23%
Construction & Building	36,574,917	38,007,732	3.93%
Consumer Goods: Durable	35,293,483	29,585,372	3.06%
Aerospace & Defense	29,523,481	27,078,323	2.80%
Environmental Industries	20,775,702	26,355,158	2.72%
Chemicals, Plastics, & Rubber	18,987,958	18,855,490	1.95%
Transportation & Logistics	16,711,941	16,762,366	1.73%
Retail	14,658,412	14,681,990	1.52%
Energy: Oil & Gas	12,407,569	11,617,564	1.20%
Containers, Packaging, & Glass	20,877,339	10,844,141	1.12%
Wholesale	8,900,589	8,956,207	0.92%
FIRE: Real Estate	19,369,665	6,491,544	0.67%
Media: Diversified & Production	5,825,064	5,811,029	0.60%
Finance	—	5,436,063	0.56%
Education	4,953,914	3,714,282	0.38%
Media: Broadcasting & Subscription	—	2,622,485	0.27%
Total Investments	$977,628,049	$968,246,417	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$265,116,204	$266,803,107	26.48%
High Tech Industries	103,212,518	106,937,496	10.61%
Healthcare & Pharmaceuticals	92,736,458	92,182,392	9.15%
Media: Advertising, Printing & Publishing	78,965,841	79,030,004	7.84%
Capital Equipment	61,644,736	65,191,527	6.47%
Beverage & Food	54,323,129	58,129,551	5.77%
Consumer Goods: Non-Durable	61,701,885	53,502,252	5.31%
Services: Consumer	42,793,668	40,569,003	4.03%
Construction & Building	36,950,838	37,219,214	3.69%
Consumer Goods: Durable	35,569,885	31,655,077	3.14%
Aerospace & Defense	28,192,548	25,968,951	2.58%
Environmental Industries	20,190,193	22,323,773	2.22%
Chemicals, Plastics, & Rubber	20,054,202	19,792,281	1.96%
Transportation & Logistics	16,593,938	16,791,026	1.67%
Media: Broadcasting & Subscription	12,057,869	15,196,592	1.51%
Retail	14,715,878	14,756,518	1.46%
Energy: Oil & Gas	11,802,297	11,077,160	1.10%
Hotel, Gaming, & Leisure	9,181,622	9,331,063	0.93%
Wholesale	8,900,149	8,921,351	0.89%
FIRE: Real Estate	18,419,200	8,379,604	0.83%
Media: Diversified & Production	7,495,599	7,566,694	0.75%
Containers, Packaging, & Glass	20,714,369	6,360,684	0.63%
Finance	—	6,187,401	0.61%
Education	4,806,660	3,750,674	0.37%
Total Investments	$1,026,139,686	$1,007,623,395	100.00%

At June 30, 2026, our average portfolio company investment at amortized cost and fair value was approximately $8.4 million and $8.4 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $30.9 million and $26.0 million, respectively. At December 31, 2025, our average portfolio company investment at amortized cost and fair value was approximately $8.9 million and $8.7 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $26.1 million and $19.2 million, respectively.

At June 30, 2026 and December 31, 2025, 91.7% and 91.6% of our debt investments bore interest based on floating rates (subject to interest rate floors), respectively, and 8.3% and 8.4% bore interest at fixed rates, respectively.

The weighted average yield on all of our debt investments as of June 30, 2026 and December 31, 2025 was approximately 9.0% and 9.3%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of June 30, 2026 and December 31, 2025 was approximately 8.4% and 8.7%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $5.1 million and $25.1 million, respectively.

Investment Activity

During the six months ended June 30, 2026, we made an aggregate of $45.7 million of investments in six new portfolio companies and 11 existing portfolio companies. During the six months ended June 30, 2026, we received an aggregate of $90.9 million in proceeds from repayments of our investments.

During the six months ended June 30, 2025, we made an aggregate of $78.2 million of investments in nine new portfolio companies and 13 existing portfolio companies. During the six months ended June 30, 2025, we received an aggregate of $46.6 million in proceeds from repayments of our investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to lower middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of June 30, 2026			As of December 31, 2025
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$214.5	22%	30	$227.3	23%	27
2	502.7	52%	58	590.2	59%	63
3	198.8	21%	20	148.4	14%	17
4	42.7	4%	3	35.1	3%	3
5	9.5	1%	8	6.6	1%	7
Total	$968.2	100%	119	$1,007.6	100%	117
(1)	Three portfolio companies appear in two categories as of June 30, 2026 and one portfolio company appears in two categories as of December 31, 2025.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2026, we had loans to five portfolio companies that were on non-accrual status, which represented approximately 8.5% of our total investments at cost and 5.4% at fair value. As of December 31, 2025, we had loans to five portfolio companies that were on non-accrual status, which represented approximately 7.5% of our total investments at cost and 4.1% at fair value. As of June 30, 2026 and December 31, 2025, $14.9 million and $11.2 million of income from investments on non-accrual had not been accrued, respectively.

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

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2026 and 2025 (in millions).

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest income(1)	$19.6	$22.9	$39.8	$46.0
PIK interest	1.7	1.5	3.4	2.5
Miscellaneous fees(1)	1.0	1.3	2.4	2.1
Total	$22.3	$25.7	$45.6	$50.6
(1)	For the three and six months ended June 30, 2026, we recognized $0.3 million and $1.0 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions. For the three and six months ended June 30, 2025, we recognized $0.6 million and $0.7 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions.

The decrease in investment income for the three and six months ended June 30, 2026 was due primarily to a decrease in prevailing market rates on our loans, typically in reference to the Secured Overnight Financing Rate (“SOFR”) and a decrease in our principal debt outstanding.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);
●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our commons stock and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs);
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and six months ended June 30, 2026 and 2025 (in millions).

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating Expenses
Management fees	$4.4	$4.3	$8.8	$8.4
Valuation fees	—	—	0.2	0.2
Administrative services expenses	0.6	0.5	1.2	0.9
Income incentive fees	0.2	2.2	0.3	4.3
Professional fees	0.3	0.3	1.1	0.7
Directors’ fees	0.1	0.1	0.2	0.2
Insurance expense	0.1	0.1	0.2	0.2
Interest expense and other fees	8.5	8.7	17.4	17.0
Income tax expense	—	0.4	0.4	0.9
Other general and administrative expenses	0.6	0.5	0.8	0.7
Total Operating Expenses	$14.8	$17.1	$30.6	$33.5
Income incentive fee waiver	—	(1.0)	—	(2.2)
Total Operating Expenses, net of fee waivers	$14.8	$16.1	$30.6	$31.3

The decrease in gross operating expenses for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was due to the decrease in income incentive fees, partially offset by higher management fees and increased professional fees.

Net Investment Income

For the three months ended June 30, 2026, net investment income was $7.5 million, or $0.26 per common share (based on 28,869,028 weighted average shares outstanding for the three months ended June 30, 2026).

For the three months ended June 30, 2025, net investment income was $9.6 million, or $0.34 per common share (based on 28,412,849 weighted average shares outstanding for the three months ended June 30, 2025).

For the six months ended June 30, 2026, net investment income was $15.0 million, or $0.52 per common share (based on 28,907,925 weighted average shares outstanding for the six months ended June 30, 2026).

For the six months ended June 30, 2025, net investment income was $19.4 million, or $0.69 per common share (based on 28,009,969 weighted average shares outstanding for the six months ended June 30, 2025).

The decrease in net investment income over the respective three and six months periods was due to decreased interest income as explained in the “Revenues” section above, partially offset by a decrease in operating expenses as explained in the “Expenses” section above.

Net Realized Gains and Losses

We measure net realized gains or losses by the difference between the net proceeds from the repayment, sale or other disposition and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended June 30, 2026 totaled $49.2 million and net realized losses totaled ($7.2) million.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended June 30, 2025 totaled $31.6 million and net realized losses totaled ($0.9) million.

Proceeds from repayments of investments and amortization of certain other investments for the six months ended June 30, 2026 totaled $90.9 million and net realized losses totaled ($6.5) million.

Proceeds from repayments of investments and amortization of certain other investments for the six months ended June 30, 2025 totaled $46.6 million and net realized losses totaled ($6.8) million.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) of investments primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments and cash equivalents for the three months ended June 30, 2026 and 2025 totaled $15.9 million and $1.4 million, respectively.

The change in unrealized appreciation over the respective periods was due to reversals of previous write-downs that were realized and company-specific investment write-ups, offset by company-specific write-downs.

Net change in unrealized appreciation on investments and cash equivalents for the six months ended June 30, 2026 and 2025 totaled $9.4 million and $2.6 million, respectively.

The change in unrealized appreciation over the respective periods was due to reversals of previous write-ups that were realized and company-specific investment write-downs, partially offset by company-specific write-ups.

Provision for Taxes on Unrealized Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies, which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For both the three and six months ended June 30, 2026 and June 30, 2025, we did not record deferred income tax benefit or provision related to the Taxable Subsidiaries. As of both June 30, 2026 and December 31, 2025, there was $0.0 of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2026, net increase in net assets resulting from operations totaled $16.2 million, or $0.56 per common share (based on 28,869,028 weighted average shares outstanding for the three months ended June 30, 2026).

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

For the six months ended June 30, 2026, net increase in net assets resulting from operations totaled $17.9 million, or $0.62 per common share (based on 28,907,925 weighted average shares outstanding for the six months ended June 30, 2026).

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

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided net cash of $56.2 million for the six months ended June 30, 2026, primarily in connection with the purchase of portfolio investments, offset by the net increase in net assets resulting from operations and sales and repayments of portfolio investments. Our financing activities for the six months ended June 30, 2026 used cash of $76.1 million, primarily from repayments of SBA-guaranteed debentures and shareholder distributions.

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

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our Board makes certain determinations in connection therewith. A proposal, approved by our stockholders at our 2026 annual stockholders meeting, authorizes us to sell up to 25% of our outstanding common shares at a price equal to or below the then-current net asset value per share in one or more offerings. This authorization will expire on the earlier of (i) June 16, 2027, the one-year anniversary of our 2026 annual stockholders meeting, and (ii) the date of our 2027 annual stockholder meeting. We would need similar future approval from our stockholders to issue shares below the then-current net asset value per share any time after the expiration of the current approval. In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under subchapter M of the Code. Consequently, we may not have the funds available to allow us to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets, less all liabilities and indebtedness not represented by senior securities after each issuance. This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the Stellus Capital SBIC, LP (the “SBIC I subsidiary”), Stellus Capital SBIC II, LP (the “SBIC II subsidiary”), and Stellus Capital SBIC III, LP (the “SBIC III subsidiary”) (collectively, the “SBIC subsidiaries”) guaranteed by the U.S. Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 206% and 203%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $5.1 million and $25.1 million, respectively.

Credit Facility

We have entered into a senior secured revolving credit agreement, dated as of October 10, 2017, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders thereto (as amended and restated on September 18, 2020 and amended on December 22, 2021, February 28, 2022, May 13, 2022, November 21, 2023, October 30, 2024 and September 11, 2025.

The Credit Facility provides for borrowings up to a maximum of $335.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $365.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Pursuant to its terms, the Credit Facility will bear interest, subject to our election, on a per annum basis equal to (i) term SOFR plus 2.25% (or 2.50% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) with a 0.25% SOFR floor, or (ii) 1.25% (or 1.50% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one-month term SOFR plus 1.00%. We pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. The commitment to fund the revolver expires on September 11, 2029, after which we may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 11, 2030. Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short-term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of June 30, 2026 and December 31, 2025, we were in compliance with these covenants.

As of June 30, 2026 and December 31, 2025, $222.2 million and $236.6 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $8.9 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of June 30, 2026 and December 31, 2025, $3.0 million and $3.5 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$3.6	$2.9	$7.4	$6.8
Loan fee amortization	0.3	0.3	0.5	0.6
Total interest and financing expenses	$3.9	$3.2	$7.9	$7.4
Weighted average interest rate	6.5%	7.6%	6.3%	7.3%
Effective interest rate (including fee amortization)	6.9%	8.4%	6.8%	8.0%
Average debt outstanding	$227.0	$152.2	$235.5	$186.1
Cash paid for interest and unused fees	$3.7	$2.9	$7.6	$6.7

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as licensed SBICs, we can issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBICs, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of June 30, 2026 and December 31, 2025, the SBIC I subsidiary had

$64.1 million and $75.0 million in “regulatory capital,” respectively, as such term is defined by the SBA, and $85.0 million and $124.0 million of SBA-guaranteed debentures outstanding, respectively. During the six months ended June 30, 2026, the SBIC I subsidiary repaid $39.0 million of SBA-guaranteed debentures that matured during the period. As of both June 30, 2026 and December 31, 2025, the SBIC II subsidiary had $87.5 million in regulatory capital and $175.0 million of SBA-guaranteed debentures outstanding. As of June 30, 2026 and December 31, 2025, the SBIC III subsidiary had $20.0 million and $0.0 million in regulatory capital, respectively, and $0 of SBA-guaranteed debentures outstanding for both periods.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude debt of the SBIC subsidiaries guaranteed by the SBA for purposes of complying with 150% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting us to borrow up to $475.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiaries held $458.9 million and $492.7 million in assets at June 30, 2026 and December 31, 2025, respectively, which accounted for approximately 46.7% and 47.3% of our total consolidated assets, respectively.

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

As of June 30, 2026 and December 31, 2025, the carrying amount of the SBA-guaranteed debentures was $257.3 million and $296.0 million, respectively. At the measurement date, the estimated fair value of the SBA-guaranteed debentures as prepared for disclosure purposes was $231.7 million. The fair value of the SBA-guaranteed debentures is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2026 and December 31, 2025, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to the Consolidated Financial Statements.

As of June 30, 2026, we have incurred $11.1 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of June 30, 2026 and December 31, 2025, $2.7 million and $3.0 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$2.1	$2.5	$4.4	$5.0
Debenture fee amortization	0.2	0.2	0.3	0.4
Total interest and financing expenses	$2.3	$2.7	$4.7	$5.4
Weighted average interest rate	3.2%	3.2%	3.2%	3.2%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.5%	3.5%
Average debt outstanding	$260.0	$308.8	$272.3	$312.7
Cash paid for interest	$—	$—	$4.8	$5.2

Notes Offering

On January 14, 2021, we issued $100.0 million in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “ 2026 Notes Payable”). On September 30, 2025, we prepaid $50,000,000 in aggregate principal of the 2026 Notes Payable. On December 31, 2025, we prepaid the remaining $50,000,000 in aggregate principal of the 2026 Notes Payable in full. In connection with the issuance and maintenance of the 2026 Notes Payable, we incurred $2,327,835 of fees, which were amortized over the term of the 2026 Notes Payable. As of both June 30, 2026 and December 31, 2025, $0 of prepaid financing costs had yet to be amortized.

The 2026 Notes Payable were redeemable in whole or in part at any time or from time to time at our option on or after December 31, 2025, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2026 Notes Payable was payable semi-annually beginning September 30, 2021. We used the net proceeds from the 2026 Notes Payable offering to fully redeem our 5.75% fixed-rate notes due September 15, 2022 and repay a portion of the amount outstanding under the Credit Facility.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes Payable for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	For the three months ended			For the six months ended
	June 30, 2026		June 30, 2025	June 30, 2026		June 30, 2025
Interest expense	$—		$1.2	$—		$2.5
Deferred financing costs	—		0.1	—		0.2
Total interest and financing expenses	$—		$1.3	$—		$2.7
Weighted average interest rate	N/A	%	4.9%	N/A	%	4.9%
Effective interest rate (including fee amortization)	N/A	%	5.4%	N/A	%	5.4%
Average debt outstanding	$—		$100.0	$—		$100.0
Cash paid for interest	$—		$—	$0.0		$2.4

On April 1, 2025 and September 25, 2025, we issued $75.0 million and $50.0 million, respectively, in aggregate principal amount of 7.250% fixed-rate notes due 2030 (the “2030 Notes Payable” and together with the 2026 Notes Payable, the “Notes Payable”). The 2030 Notes Payable will mature on April 1, 2030 and may be redeemed in whole or in part at any time or from time to time at our option on or after October 1, 2029, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2030 Notes Payable is payable semi-annually beginning October 1, 2025. As of June 30, 2026, the aggregate carrying amount of the 2030 Notes Payable was approximately $122.6 million. The Notes Payable are institutional, non-traded notes. We used the net proceeds from the 2030 Notes Payable offerings to fully redeem the 2026 Notes Payable and repay a portion of the amount outstanding under the Credit Facility.

In connection with the issuance and maintenance of the 2030 Notes Payable, we have incurred $2.6 million of fees, which are being amortized over the term of the 2030 Notes Payable. As of June 30, 2026 and December 31, 2025, $2.1 million and $2.3 million of prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2030 Notes Payable for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$2.3	$1.4	$4.5	$1.4
Deferred financing costs	0.1	0.1	0.3	0.1
Total interest and financing expenses	$2.4	$1.5	$4.8	$1.5
Weighted average interest rate	7.3%	7.4%	7.3%	7.4
Effective interest rate (including fee amortization)	7.7%	8.0%	7.8%	8.0
Average debt outstanding	$125.0	$75.0	$125.0	$75.0
Cash paid for interest	$4.5	$—	$4.5	$—

ATM Program

On November 16, 2021, we entered into an equity distribution agreement, as amended and restated on August 29, 2022 (the “2021 Equity Distribution Agreement”), with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2021 Equity Distribution Agreement, we were permitted to issue and sell, from time to time, up to $50,000,000 in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with our investment objective and strategies.

On August 11, 2023, we entered into an equity distribution agreement (the “2023 Equity Distribution Agreement”) with Keefe Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents and/or principal thereunder. Under the 2023 Equity Distribution Agreement, we were permitted to issue and sell, from time to time, up to $100,000,000 in aggregate offering price of shares of our common stock, par value $0.001 per share, with the intention to use the net proceeds from this at-the-market sales program to repay certain outstanding indebtedness and make investments in portfolio companies in accordance with our investment objective and strategies. Upon execution of the 2023 Equity Distribution Agreement, we no longer sold any shares under the 2021 Equity Distribution Agreement.

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

We did not issue any shares during the three and six months ended June 30, 2026 under the ATM Program. We issued 278,945 and 935,030 shares during the three and six months ended June 30, 2025 under the ATM Program, respectively, for gross proceeds of $3.9 million and $13.2 million, respectively, and underwriting fees and other expenses of $0.1 million and $0.4 million, respectively. The average per share offering price of shares issued in the ATM Program during the three and six months ended June 30, 2025 was $13.97 and $14.07, respectively. The Advisor has agreed to reimburse us for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less than the then-current net asset value per share. For the three and six months ended June 30, 2026, the Advisor was not required to reimburse underwriting fees as all shares were issued at a premium to net asset value.

Share Repurchase Program

On March 3, 2026, we announced that our Board authorized a program for the purpose of repurchasing up to $20.0 million of shares of our common stock (the “Repurchase Program”). Under the Repurchase Program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we comply with the requirements under our Code of Ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market volume and timing constraints. Unless amended or extended by the Board, the Repurchase Program will expire on the earlier of March 2, 2027 or when $20.0 million of our outstanding shares of common stock have been repurchased.

During the three and six months ended June 30, 2026, we repurchased 274,343 shares of our common stock under the Repurchase Program for an aggregate purchase price of $2,447,682, including commissions, at a weighted average net repurchase price of $8.92 per share. See Part II, Item 2 of this Quarterly Report on Form 10-Q for more information about repurchases effectuated during the quarter.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2026, we had $45.3 million in unfunded debt commitments and $0.3 million in unfunded equity commitments to an aggregate of 77 portfolio companies. As of December 31, 2025, we had $53.0 million in unfunded debt commitments and $0.4 million in unfunded equity commitments to an aggregate of 77 portfolio companies. As of June 30, 2026, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

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

Investment Portfolio

We invested in the following portfolio companies subsequent to June 30, 2026:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-On Investment	July 2, 2026	Blade Landscape Investments, LLC*	Regional provider of commercial landscaping services	$5,250	Equity
New Investment	July 16, 2026	Emergent Software	Microsoft-centric data, AI, and cloud IT services partner	$3,197,377	Senior Secured – First Lien
				$2,664,481	Delayed Draw Term Loan Commitment
				$500,000	Revolver Commitment
				$306,732	Equity
New Investment	August 5, 2026	LJ Welding Automation Ltd.	Manufacturer of material handling and welding automation systems	$7,693,688	Senior Secured – First Lien
				$500,000	Revolver Commitment
				$303,470	Equity

* Existing portfolio company

We realized the following portfolio company investments subsequent to June 30, 2026:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Instrument Type
Full Repayment	July 1, 2026	General LED OPCO, LLC	Provider of LED lighting systems and modules	$4,500,000	Senior Secured – Second Lien
Full Repayment	July 27, 2026	MacKenzie-Childs Acquisition, Inc.	Lifestyle home décor brand	$86,331	Senior Secured – First Lien
Full Repayment	July 30, 2026	U.S. Expediters, LLC	Reseller of CPAP machines and accessories	$14,236,513	Senior Secured – First Lien

Credit Facility

The outstanding balance under the Credit Facility as of August 10, 2026 was $211.7 million.

SBA Licensing

On July 14, 2026, we received a license from the SBA for the SBIC III subsidiary, which allows us to contribute $125.0 million of equity and draw up to $250.0 million of SBA-guaranteed debentures, subject to the increased family of funds limit of $475.0 million across all of our SBIC subsidiaries and applicable SBA regulations and policies.

Share Repurchase Program

Since June 30, 2026, we repurchased 192,974 shares of our common stock under the Repurchase Program at a weighted-average purchase price of $7.95 per share.

Dividend Declared

On July 16, 2026, the Board declared a regular monthly dividend for each of July 2026, August 2026, and September 2026 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
July 16, 2026	July 31, 2026	August 14, 2026	$0.0833
July 16, 2026	August 31, 2026	September 15, 2026	$0.0833
July 16, 2026	September 30, 2026	October 15, 2026	$0.0833

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. In September 2024, the Federal Reserve began easing its policy, lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024, 4.00% - 4.25% in September 2025, 3.75% - 4.00% in October 2025 and 3.50% - 3.75% in December 2025. Since December 2025, the Federal Reserve has kept the interest rate at 3.50% - 3.75%. As of June 30, 2026 and December 31, 2025, 91.7% and 91.6% of the loans in our portfolio bore interest at a floating rate, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rates, subject to an interest rate floor. As of both June 30, 2026 and December 31, 2025, the weighted average interest rate floor on our floating rate loans was 1.42%.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2026 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$16.3	$(4.4)	$11.9
Up 150 basis points	12.2	(3.3)	8.9
Up 100 basis points	8.1	(2.2)	5.9
Up 50 basis points	4.1	(1.1)	3.0
Down 50 basis points	(4.1)	1.1	(3.0)
Down 100 basis points	(8.1)	2.2	(5.9)
Down 150 basis points	(12.2)	3.3	(8.9)
Down 200 basis points	(16.3)	4.4	(11.9)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to the consolidated financial statements contained herein for more information on the incentive fee.
(2)	At June 30, 2026, the three-month SOFR rate was 373 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 bps SOFR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and six months ended June 30, 2026 and 2025, we did not engage in hedging activities.

Item 4.Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of various members of management, including its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2026 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

During the three and six months ended June 30, 2026, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended June 30, 2026.

No shares were issued under the distribution reinvestment program during either of the three and six months ended June 30, 2026 and 2025.

Repurchases of our equity securities during the three months ended June 30, 2026 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
April 1, 2026 to April 30, 2026	—	$—	—	$20,000,000
May 1, 2026 to May 31, 2026	115,009	$9.16	115,009	$18,946,698
June 1, 2026 to June 30, 2026	159,334	$8.68	274,343	$17,618,036
(1)	On March 3, 2026, we announced that our Board authorized the Repurchase Program for the purpose of repurchasing up to $20,000,000 of shares of our common stock. Unless amended or extended by the Board, the Repurchase Program will expire on the earlier of March 2, 2027 or when $20,000,000 of our outstanding shares of common stock have been repurchased.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.Other Information

(a)	None.

(b)	None.
(c)	Rule 10b5-1 Trading Plans

During the three and six months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1

Investment Advisory Agreement, dated June 22, 2026, by and between Stellus Capital Investment Corporation and Stellus Capital Management, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00971), filed on June 22, 2026).

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

Dated: August 10, 2026	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer