Form 10-Q
period 2026-09-30
Stellus Capital Investment Corp
filed 2026-11-09
CIK 1551901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the issuer’s Common Stock, par value $0.001 per share, outstanding as of November 9, 2026 was 28,179,374.

STELLUS CAPITAL INVESTMENT CORPORATION

PART I — FINANCIAL INFORMATION

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

Item 1.Financial Statements

	(unaudited)
	September 30, 2026	December 31, 2025
ASSETS
Controlled investments, at fair value (amortized cost of $34,691,986 and $33,603,521, respectively)	$8,765,829	$14,953,132
Non-controlled, affiliated investments, at fair value (amortized cost of $30,106,186 and $4,806,660, respectively)	29,587,186	3,750,674
Non-controlled, non-affiliated investments, at fair value (amortized cost of $924,192,888 and $987,729,505, respectively)	927,792,799	988,919,589
Cash and cash equivalents	2,324,400	25,050,156
Receivable for sales and repayments of investments	510,690	581,509
Interest receivable	4,397,392	6,375,996
Income tax receivable	—	1,385,387
Other receivables	135,180	85,000
Related party receivable	—	20
Deferred offering costs	75,000	—
Prepaid expenses	294,749	150,843
Total Assets	$973,883,225	$1,041,252,306
LIABILITIES
2030 Notes Payable	$123,038,555	$122,671,409
Credit Facility payable	227,901,577	233,167,360
SBA-guaranteed debentures	257,459,825	295,984,063
Dividends payable	2,347,342	3,858,669
Management fees payable	4,355,563	4,442,705
Income incentive fees payable	1,335,939	2,317,429
Interest payable	5,708,964	6,138,076
Related party payable	685,547	—
Unearned revenue	411,244	582,007
Administrative services payable	556,639	539,338
Income tax payable	363,615	—
Other accrued expenses and liabilities	385,804	372,294
Total Liabilities	$624,550,614	$670,073,350
Commitments and contingencies (Note 7)
Net Assets	$349,332,611	$371,178,956
NET ASSETS
Common stock, par value $0.001 per share (100,000,000 shares authorized; 28,179,374 and 28,947,254 shares issued and outstanding, respectively)	$28,179	$28,947
Paid-in capital	391,236,554	397,829,793
Total distributable loss	(41,932,122)	(26,679,784)
Net Assets	$349,332,611	$371,178,956
Total Liabilities and Net Assets	$973,883,225	$1,041,252,306
Net Asset Value Per Share	$12.40	$12.82

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
INVESTMENT INCOME
From non-controlled, affiliated investments
Interest income	$5,333	$—	$6,394	$—
Payment-in-kind interest income	334,060	—	965,670	—
From non-controlled, non-affiliated investments
Interest income	19,552,119	23,634,587	59,029,084	69,923,357
Payment-in-kind interest income	1,306,887	1,378,166	5,033,682	3,870,717
Other income	1,198,050	1,262,956	2,957,425	3,129,895
Total Investment Income	$22,396,449	$26,275,709	$67,992,255	$76,923,969
OPERATING EXPENSES
Management fees	$4,355,563	$4,401,305	$13,141,690	$12,735,472
Valuation fees	160,576	172,364	371,690	368,760
Administrative services expenses	658,084	592,409	1,857,439	1,515,991
Income incentive fees	581,482	2,166,047	839,054	6,460,613
Professional fees	399,798	395,098	1,500,999	1,125,937
Directors’ fees	96,250	93,250	309,750	297,750
Insurance expense	103,679	99,248	298,792	295,006
Interest expense and other fees	8,342,992	8,949,075	25,780,000	25,892,109
Income tax expense	307,096	515,686	697,252	1,444,184
Other general and administrative expenses	231,516	227,037	1,056,643	945,690
Total Operating Expenses	$15,237,036	$17,611,519	$45,853,309	$51,081,512
Income incentive fee waiver	—	(471,251)	(49,644)	(2,643,020)
Total Operating Expenses, net of fee waivers	$15,237,036	$17,140,268	$45,803,665	$48,438,492
Net Investment Income	$7,159,413	$9,135,441	$22,188,590	$28,485,477
Net realized loss on controlled investments	$—	$—	$—	$(1,132,576)
Net realized gain (loss) on non-controlled, non-affiliated investments	3,126	2,867,155	(6,489,987)	(2,827,517)
Net realized loss on foreign currency translations	(31,026)	(9,422)	(29,173)	(59,080)
Loss on debt extinguishment	—	(164,762)	—	(164,762)
Net change in unrealized (depreciation) appreciation on controlled investments	(2,807,606)	51,367	(7,275,768)	1,397,134
Net change in unrealized appreciation on non-controlled, affiliated investments	(3,453,325)	—	15,576	—
Net change in unrealized (depreciation) appreciation on non-controlled, non-affiliated investments	(7,243,749)	(5,187,426)	3,106,604	(3,906,233)
Net change in unrealized (depreciation) appreciation on foreign currency translations	(712)	(325)	(27,687)	38,540
Net (Decrease) Increase in Net Assets Resulting from Operations	$(6,373,879)	$6,692,028	$11,488,155	$21,830,983
Net Investment Income Per Share—basic and diluted	$0.25	$0.32	$0.77	$1.01
Net (Decrease) Increase in Net Assets Resulting from Operations Per Share – basic and diluted	$(0.22)	$0.23	$0.40	$0.78
Weighted Average Shares of Common Stock Outstanding—basic and diluted	28,465,675	28,480,472	28,758,889	28,168,527
Distributions Per Share—basic and diluted	$0.25	$0.40	$0.93	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (unaudited)

	Common Stock			Total
	Number	Par	Paid-in	distributable
	of shares	value	capital	(loss)	Net Assets
Balances at December 31, 2024	27,481,118	$27,481	$379,549,272	$(9,654,813)	$369,921,940
Net investment income	—	—	—	9,788,809	9,788,809
Net realized loss on investments	—	—	—	(5,967,221)	(5,967,221)
Net realized loss on foreign currency translations	—	—	—	(29,655)	(29,655)
Net change in unrealized appreciation on investments	—	—	—	1,193,293	1,193,293
Net change in unrealized depreciation on foreign currency translations	—	—	—	8,319	8,319
Distributions from net investment income	—	—	—	(11,087,389)	(11,087,389)
Issuance of common stock, net of offering costs(1)	656,085	656	8,937,430	—	8,938,086
Balances at March 31, 2025	28,137,203	$28,137	$388,486,702	$(15,748,657)	$372,766,182
Net investment income	—	—	—	9,561,227	9,561,227
Net realized loss on investments	—	—	—	(860,027)	(860,027)
Net realized loss on foreign currency translations	—	—	—	(20,003)	(20,003)
Net change in unrealized appreciation on investments	—	—	—	1,433,667	1,433,667
Net change in unrealized appreciation on foreign currency translations	—	—	—	30,546	30,546
Provision for taxes on unrealized appreciation on investments	—	—	—	—	—
Distributions from net investment income	—	—	—	(11,363,618)	(11,363,618)
Issuance of common stock, net of offering costs(1)	278,945	279	3,822,637	—	3,822,916
Balances at June 30, 2025	28,416,148	$28,416	$392,309,339	$(16,966,865)	$375,370,890
Net investment income	—	—	—	9,135,441	9,135,441
Net realized gain on investments	—	—	—	2,867,155	2,867,155
Net realized loss on foreign currency translations	—	—	—	(9,422)	(9,422)
Loss on debt extinguishment	—	—	—	(164,762)	(164,762)
Net change in unrealized depreciation on investments	—	—	—	(5,136,059)	(5,136,059)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(325)	(325)
Provision for taxes on unrealized appreciation on investments	—	—	—	—	—
Distributions from net investment income	—	—	—	(11,434,413)	(11,434,413)
Issuance of common stock, net of offering costs(1)	531,106	531	7,101,291	—	7,101,822
Balances at September 30, 2025	28,947,254	$28,947	$399,410,630	$(21,709,250)	$377,730,327

Balances at December 31, 2025	28,947,254	$28,947	$397,829,793	$(26,679,784)	$371,178,956
Net investment income	—	—	—	7,498,028	7,498,028
Net realized gain on investments	—	—	—	750,410	750,410
Net realized gain on foreign currency translation	—	—	—	3,664	3,664
Net change in unrealized depreciation on investments	—	—	—	(6,548,346)	(6,548,346)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(48,020)	(48,020)
Distributions from net investment income	—	—	—	(9,839,171)	(9,839,171)
Balances at March 31, 2026	28,947,254	$28,947	$397,829,793	$(34,863,219)	$362,995,521
Net investment income	—	—	—	7,531,149	7,531,149
Net realized loss on investments	—	—	—	(7,243,523)	(7,243,523)
Net realized loss on foreign currency translation	—	—	—	(1,811)	(1,811)
Net change in unrealized appreciation on investments	—	—	—	15,899,438	15,899,438
Net change in unrealized appreciation on foreign currency translations	—	—	—	21,045	21,045
Distributions from net investment income	—	—	—	(9,796,191)	(9,796,191)
Repurchase of common stock, net of commissions(1)	(274,343)	(274)	(2,447,408)	—	(2,447,682)
Balances at June 30, 2026	28,672,911	$28,673	$395,382,385	$(28,453,112)	$366,957,946
Net investment income	—	—	—	7,159,413	7,159,413
Net realized gain on investments	—	—	—	3,126	3,126
Net realized loss on foreign currency translation	—	—	—	(31,026)	(31,026)
Net change in unrealized depreciation on investments	—	—	—	(13,504,680)	(13,504,680)
Net change in unrealized depreciation on foreign currency translations	—	—	—	(712)	(712)
Distributions from net investment income	—	—	—	(7,105,131)	(7,105,131)
Repurchase of common stock, net of commissions(1)	(493,537)	(494)	(4,145,831)	—	(4,146,325)
Balances at September 30, 2026	28,179,374	$28,179	$391,236,554	$(41,932,122)	$349,332,611

(1) See Note 4 to the consolidated financial statements contained herein for more information on offering costs and commissions.

The accompanying notes are an integral part of these consolidated financial statements.

STELLUS CAPITAL INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the nine months ended
	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$11,488,155	$21,830,983
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Purchases of investments	(83,478,197)	(141,983,167)
Proceeds from sales and repayments of investments	121,218,577	85,635,632
Net change in unrealized depreciation on investments	4,153,588	2,509,099
Net change in unrealized depreciation (appreciation) on foreign currency translations	27,687	(37,811)
Increase in investments due to payment-in-kind income	(5,033,682)	(3,870,717)
Amortization of premium and accretion of discount, net	(1,977,242)	(2,172,972)
Amortization of loan structure fees	768,598	954,033
Amortization of deferred financing costs	408,543	447,751
Amortization of discount on Notes Payable	101,633	63,395
Amortization of premium on Notes Payable	(93,029)	—
Amortization of loan fees on SBA-guaranteed debentures	475,762	553,695
Net realized loss on investments	6,489,987	3,960,093
Loss on debt extinguishment	—	164,762
Changes in other assets and liabilities
Decrease (increase) in interest receivable	1,978,604	(2,099,921)
Decrease (increase) in income tax receivable	1,385,387	(220,233)
Increase in other receivables	(50,180)	(11,116)
Decrease (increase) in related party receivables	20	(18,813)
(Increase) decrease in prepaid expenses	(143,906)	385,232
(Decrease) increase in management fees payable	(87,142)	367,196
Decrease in income incentive fees payable	(981,490)	(467,527)
Increase in administrative services payable	17,301	113,626
(Decrease) increase in interest payable	(429,112)	631,032
Increase in related party payable	685,547	136,535
(Decrease) increase in unearned revenue	(170,763)	92,011
Increase in income tax payable	363,615	—
Increase (decrease) in other accrued expenses and liabilities	13,510	(445,942)
Net Cash Provided by (Used in) Operating Activities	$57,131,771	$(33,483,144)
Cash Flows from Financing Activities
Proceeds from the issuance of common stock	$—	$20,588,960
Sales load for common stock issued	—	(308,998)
Offering costs paid for common stock issued	(75,000)	(417,138)
Payment for repurchase of common stock	(6,563,291)	—
Commission for repurchase of common stock	(30,716)	—
Stockholder distributions paid	(28,251,820)	(33,689,984)
Proceeds from issuance of Notes Payable	—	125,000,000
Repayment of Notes Payable	—	(50,000,000)
Premium from issuance of Notes Payable	—	648,000
Discount from issuance of Notes Payable	—	(770,250)
Financing costs paid on Notes Payable	(50,000)	(2,475,306)
Repayments of SBA-guaranteed debentures	(39,000,000)	(26,000,000)
Financing costs paid on Credit Facility	(35,000)	(1,525,014)
Borrowings under Credit Facility	150,100,000	198,900,000
Repayments of Credit Facility	(155,951,700)	(207,501,700)
Net Cash (Used in) Provided by Financing Activities	$(79,857,527)	$22,448,570
Net Decrease in Cash and Cash Equivalents	$(22,725,756)	$(11,034,574)
Cash and Cash Equivalents Balance at Beginning of Period	$25,050,156	$20,058,594
Cash and Cash Equivalents Balance at End of Period	$2,324,400	$9,024,020
Supplemental and Non-Cash Activities
Cash paid for interest expense	$24,547,855	$24,940,287
Income and excise tax refund, net	(1,051,750)	1,664,417
Exchange of investments	8,759,438	1,663,301

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK(8)	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Control investments	(23)
EH Real Estate Services, LLC										Skokie, IL
Term Loan A-5	(17)	First Lien		15.00%	-%	-%	-%	1/8/2024	9/3/2027	FIRE: Real Estate	$4,756,430	4,756,430	-	0.00%
Term Loan A-6	(17)	First Lien		15.00%	-%	-%	-%	10/3/2025	9/3/2027		1,096,456	1,096,456	696,250	0.20%
Term Loan A-7	(17)	First Lien		15.00%	-%	-%	-%	11/12/2025	9/3/2027		1,644,685	1,644,685	1,044,375	0.30%
Term Loan A-8	(17)	First Lien		15.00%	-%	-%	-%	1/20/2026	9/3/2027		816,517	816,517	518,488	0.15%
Term Loan A-9	(17)	First Lien		15.00%	-%	-%	-%	2/18/2026	9/3/2027		899,683	899,683	571,299	0.16%
Term Loan A-10	(17)	First Lien		15.00%	-%	-%	-%	3/3/2026	9/3/2027		1,032,440	1,032,440	655,599	0.19%
Term Loan A-11	(17)	First Lien		15.00%	-%	-%	-%	4/1/2026	9/3/2027		1,168,212	1,168,212	741,815	0.21%
Revolver	(17)(22)	First Lien		15.00%	-%	-%	-%	10/3/2023	9/3/2027		63,597	63,597	-	0.00%
EH Holdco, LLC Common Units		Equity						10/3/2023			15,356	3	-	0.00%
EH Holdco, LLC Series A Preferred Units		Equity						9/3/2021			7,892	7,891,642	-	0.00%
Total												$19,369,665	$4,227,826	1.21%
J.R. Watkins, LLC										San Francisco, CA
Term Loan (SBIC)	(4)(20)	First Lien		4.09%	-%	-%	-%	12/22/2017	12/31/2026	Consumer Goods: Non-Durable	$9,957,036	9,957,036	796,563	0.23%
Term Loan (SBIC)	(4)(20)	First Lien		5.00%	-%	-%	-%	12/22/2017	12/31/2026		3,640,172	3,640,172	291,214	0.08%
Priority Revolver (SBIC)	(4)(20)	First Lien		5.00%	-%	-%	-%	5/3/2024	12/31/2026		1,725,113	1,725,113	3,450,226	0.99%
J.R. Watkins Ultimate Holdings, LLC Class A Units (SBIC)	(4)	Equity						4/9/2025			500	-	-	0.00%
Total												$15,322,321	$4,538,003	1.30%
Total Control investments												$34,691,986	$8,765,829	2.51%
Non-controlled, affiliated investments	(24)
ArborWorks, LLC										Oakhurst, CA
Term Loan	(12)	First Lien	1M SOFR+	6.50%	1.00%	-%	10.50%	11/6/2023	11/6/2028	Environmental Industries	$4,486,214	4,486,214	4,486,214	1.28%
Revolver	(10)	First Lien		15.00%		-%	15.00%	11/6/2023	11/6/2028		2,455,559	2,455,559	2,455,559	0.70%
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units		Equity						11/6/2023			16,037	3,610,847	7,661,983	2.19%
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units		Equity						11/6/2023			16,037	-	-	0.00%
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units		Equity						11/6/2023			1,923	-	-	0.00%
Total												$10,552,620	$14,603,756	4.17%
Recharged Opco, LLC	(10)									Bradenton, FL
Term Loan	(27)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028	Services: Consumer	$5,324,759	5,297,087	2,103,280	0.60%
Revolver	(27)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		83,115	83,115	32,830	0.01%
Priority Revolver	(27)	First Lien		12.50%		-%	-%	7/2/2024	2/7/2028		20,223	20,223	40,446	0.01%
Priority Revolver	(27)	First Lien		12.50%		-%	-%	9/13/2024	2/7/2028		20,000	20,000	40,000	0.01%
Priority Revolver	(27)	First Lien		12.50%		-%	-%	11/12/2024	2/7/2028		45,000	45,000	90,000	0.03%
Priority Revolver	(27)	First Lien		12.50%		-%	-%	1/3/2025	2/7/2028		10,000	10,000	20,000	0.01%
Priority Revolver	(27)	First Lien		12.50%		-%	-%	2/7/2025	2/7/2028		31,000	31,000	62,000	0.02%
Priority Revolver	(27)	First Lien		12.50%		-%	-%	10/22/2025	2/7/2028		120,000	120,000	240,000	0.07%
Priority Revolver	(19)(27)	First Lien		12.50%		-%	-%	12/15/2025	2/7/2028		42,500	42,500	85,000	0.02%
Delayed Draw Term Loan	(27)	First Lien		12.50%		-%	-%	2/7/2022	2/7/2028		98,473	98,174	38,897	0.01%
Recharged Holdings, LLC Common Units		Equity						11/13/2025			61,182	-	-	0.00%
Total												$5,767,099	$2,752,453	0.79%
Simpler Trading, LLC	(10)									Austin, TX
Term Loan (SBIC)	(4)	First Lien		10.00%		6.00%	4.00%	12/28/2021	3/21/2030	Education	$3,088,443	3,088,443	3,088,443	0.88%
Simpler Trading, LLC Preferred Units (SBIC)	(4)	Equity						3/21/2025			1,657	1,656,650	489,447	0.14%
Simpler Ultimate Holdings, LLC Class A Units (SBIC)	(4)	Equity						3/21/2025			281,936	281,936	-	0.00%
Total												$5,027,029	$3,577,890	1.02%
Watterson Renewalco Holdings, LLC	(10)									Schaumburg, IL
Term Loan	(12)	First Lien		6.00%		-%	6.00	6/30/2026	7/2/2029	Services: Business	$5,863,524	5,863,524	5,863,524	1.68%
Common Units		Equity						6/30/2026			3,675	-	-	0.00%
Preferred Units		Equity						6/30/2026			3,675	2,895,914	2,789,563	0.80%
Total												$8,759,438	$8,653,087	2.48%
Total Non-controlled, affiliated investments												$30,106,186	$29,587,186	8.46%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Non-controlled, non-affiliated investments	(4)(5)
2X LLC	(10)									Berwyn, PA
Term Loan	(12)	First Lien	3M SOFR+	5.00%	2.00%	9.07%		6/5/2023	6/5/2028	Services: Business	$5,335,202	5,279,575	5,335,202	1.53%
Term Loan	(12)	First Lien	3M SOFR+	5.00%	2.00%	9.07%		10/31/2023	6/5/2028		1,404,937	1,389,317	1,404,937	0.40%
Term Loan	(12)	First Lien	3M SOFR+	5.00%	2.00%	9.07%		12/2/2024	6/5/2028		3,784,128	3,753,880	3,784,128	1.08%
Revolver	(12)	First Lien	3M SOFR+	5.00%	2.00%	9.07%		6/5/2023	6/5/2028		30,000	30,000	30,000	0.01%
2X Investors LP Class A Units		Equity						6/5/2023			43,875	176,915	1,156,184	0.33%
Total												$10,629,687	$11,710,451	3.35%
Ad.Net Acquisition, LLC										Los Angeles, CA
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	6.00%	1.00%	10.34%		5/7/2021	5/7/2028	Services: Business	$16,647,456	16,628,202	16,397,745	4.69%
Revolver	(12)	First Lien	3M SOFR+	6.00%	1.00%	10.34%		5/7/2021	5/7/2028		129,902	129,902	127,953	0.04%
Revolver	(12)	First Lien	3M SOFR+	6.00%	1.00%	10.34%		5/7/2021	5/7/2028		649,510	649,510	639,767	0.18%
Revolver	(12)	First Lien	3M SOFR+	6.00%	1.00%	10.34%		5/7/2021	5/7/2028		259,804	259,804	255,907	0.07%
Revolver	(12)	First Lien	3M SOFR+	6.00%	1.00%	10.03%		5/7/2021	5/7/2028		259,804	259,804	255,907	0.07%
Ad.Net Holdings, Inc. Series A Common Stock (SBIC II)	(5)	Equity						5/7/2021			8,644	86,444	0	0.00%
Ad.Net Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						5/7/2021			7,780	777,995	398,674	0.11%
Total												$18,791,661	$18,075,953	5.16%
AdCellerant LLC	(10)									Denver, CO
Term A Loan (SBIC II)	(5)(12)	First Lien	1M SOFR+	6.00%	2.00%	9.90%		12/12/2023	12/12/2028	Media: Advertising, Printing & Publishing	$9,725,000	9,624,433	9,725,000	2.78%
AdCellerant Holdings, LLC Series A Units		Equity						12/12/2023			728,710	728,710	597,513	0.17%
Total												$10,353,143	$10,322,513	2.95%
ADS Group Opco, LLC										Lakewood, CO
Term Loan (SBIC II)	(5)	First Lien		5.00%	-%	-%	5.00%	6/4/2021	12/31/2027	Aerospace & Defense	$13,867,040	13,867,040	13,797,706	3.95%
Priority Revolver (SBIC II)	(5)(10)	First Lien		5.00%	-%	-%	5.00%	9/30/2024	12/31/2027		16,303	16,303	32,606	0.01%
ADS Group Topco, LLC Class A Units		Equity						6/4/2021			77,626	288,691	-	0.00%
ADS Group Topco, LLC Class B Units		Equity						6/4/2021			56,819	211,309	-	0.00%
ADS Group Topco, LLC Class D Units		Equity						9/30/2024			432	-	-	0.00%
ADS Group Topco, LLC Class Y Units		Equity						4/11/2023			48,216	165,027	200,938	0.06%
ADS Group Topco, LLC Class Z Units		Equity						6/15/2022			72,043	267,929	-	0.00%
Total												$14,816,299	$14,031,250	4.02%
Advanced Barrier Extrusions, LLC										Rhinelander, WI
Term Loan B (SBIC)	(4)(12)(14)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	11/30/2020	11/30/2026	Containers, Packaging, & Glass	$16,843,750	16,832,080	4,463,594	1.28%
Super Priority Term Loan (SBIC)	(4)(14)	First Lien		15.00%		-%	-%	12/6/2024	11/30/2026		419,490	593,987	1,258,470	0.36%
Super Priority Term Loan (SBIC)	(4)(14)	First Lien		15.00%		-%	-%	2/5/2025	11/30/2026		466,950	466,950	1,400,850	0.40%
Super Priority Term Loan (SBIC)	(4)(14)	First Lien		15.00%		-%	-%	3/26/2025	11/30/2026		500,000	500,000	1,500,000	0.43%
Term Loan A (SBIC)	(4)(12)(14)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		2,607,637	565,204	691,024	0.20%
Revolver (SBIC)	(4)(12)(14)	First Lien	1M SOFR+	9.50%	1.00%	-%	-%	3/26/2025	11/30/2026		1,558,434	337,790	412,985	0.12%
GP ABX Holdings Partnership, L.P. Partner Interests		Equity						8/8/2018			644,737	528,395	-	0.00%
GP ABX Holdings Partnership, L.P. Series B Preferred Interests		Equity						1/5/2023			1,562	156,182	-	0.00%
Total												$19,980,588	$9,726,923	2.79%
AGT Robotique Inc.	(8)(28)									Trois Rivieres, Canada
Term Loan	(12)	First Lien	3M SOFR+	5.50%	1.00%	9.57%		6/24/2024	6/22/2029	Capital Equipment	$10,485,575	10,356,097	10,380,720	2.97%
Total												$10,356,097	$10,380,720	2.97%
American Refrigeration, LLC	(10)									Jacksonville, FL
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	5.00%	1.50%	9.07%		3/31/2023	3/31/2028	Capital Equipment	$7,986,029	7,912,940	7,986,029	2.29%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	5.00%	1.50%	9.07%		3/31/2023	3/31/2028		97,500	96,981	97,500	0.03%
AR-USA Holdings, LLC Class A Units	(7)	Equity						3/31/2023			141	126,223	382,646	0.11%
Total												$8,136,144	$8,466,175	2.43%
AMII Acquisition, LLC	(10)									Coral Gables, FL
Term Loan (SBIC II )	(5)(12)	First Lien	3M SOFR+	4.50%	1.50%	8.57%		12/4/2024	12/4/2029	Services: Consumer	$8,665,127	8,574,948	8,665,127	2.48%
AMII Holdings, LP Class B Units		Equity						12/3/2024			14,246	142,460	222,520	0.06%
Total												$8,717,408	$8,887,647	2.54%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Amika OpCo LLC										Brooklyn, NY
Term Loan	(12)	First Lien	6M SOFR+	5.25%	0.75%	9.66%		7/1/2022	7/1/2029	Consumer Goods: Non-Durable	$94,638	93,727	94,638	0.03%
Term Loan	(12)	First Lien	6M SOFR+	5.75%	0.75%	9.63%		12/5/2023	7/1/2029		9,438,981	9,329,129	9,438,981	2.70%
Revolver	(10)(12)	First Lien	6M SOFR+	5.25%	0.75%	9.66%		7/1/2022	7/1/2028		11,500	11,500	11,500	0.00%
Ishtar Co-Invest-B LP Partnership Interests	(7)	Equity						7/1/2022			77,778	31,588	345,362	0.10%
Oshun Co-Invest-B LP Partnership Interests	(7)	Equity						7/1/2022			22,222	20,926	98,674	0.03%
Total												$9,486,870	$9,989,155	2.86%
Anne Lewis Strategies, LLC
SG AL Investment, LLC Common Units		Equity						3/5/2021		Washington, DC	1,000	327,192	4,331,928	1.24%
SG AL Investment, LLC Common-A Units	(7)	Equity						12/22/2023		Services: Business	239	395,355	1,381,355	0.40%
Total												$722,547	$5,713,283	1.64%
APE Holdings, LLC										Deer Park, TX
Class A Units		Equity						9/5/2014		Chemicals, Plastics, & Rubber	375,000	375,000	107,385	0.03%
Total												$375,000	$107,385	0.03%
Arctiq, Inc.										Irvine, CA
Green Topco Holdings, LLC Class A Units	(7)	Equity						8/8/2023		High Tech Industries	288,000	195,103	369,495	0.11%
Green Topco Holdings, LLC Common Units		Equity						2/3/2026			16,598	-	542,956	0.16%
Total												$195,103	$912,451	0.27%
Atmosphere Aggregator Holdings II, L.P.										Atlanta, GA
Common Units		Equity						1/26/2016		Services: Business	254,250	-	2,364,961	0.68%
Stratose Aggregator Holdings, L.P. Common Units		Equity						6/30/2015			750,000	-	8,934,299	2.56%
Total												$-	$11,299,260	3.24%
Axis Portable Air, LLC	(10)									Phoenix, AZ
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	4.75%	1.00%	8.82%		3/22/2022	12/31/2030	Capital Equipment	$9,238,750	9,184,893	9,238,750	2.64%
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	4.75%	1.00%	8.82%		4/17/2023	12/31/2030		1,841,536	1,828,051	1,841,536	0.53%
Revolver	(12)	First Lien	3M SOFR+	4.75%	1.00%	8.82%		3/22/2022	12/31/2030		73,333	73,333	73,333	0.02%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	4.75%	1.00%	8.82%		3/22/2022	12/31/2030		97,250	96,941	97,250	0.03%
Axis Air Parent, LLC Preferred Units		Equity						3/22/2022			4,436	443,636	3,207,572	0.92%
Total												$11,626,854	$14,458,441	4.14%
Baker Manufacturing Company, LLC										Evansville, WI
BSC Blue Water Holdings, LLC Series A Units (SBIC II)	(5)	Equity						7/5/2022		Capital Equipment	743,770	743,770	1,138,856	0.33%
Total												$743,770	$1,138,856	0.33%
Bart & Associates, LLC										McLean, VA
Term Loan (SBIC)	(4)(11)(13)	First Lien	3M SOFR+	5.00%	1.00%	9.56%		8/16/2024	8/16/2030	High Tech Industries	$8,763,758	8,652,937	8,763,758	2.51%
Term Loan (SBIC)	(4)(11)(13)	First Lien	3M SOFR+	5.00%	1.00%	9.56%		1/2/2026	8/16/2030		$1,985,000	1,954,854	1,985,000	0.57%
Delayed Draw Term Loan	(11)(13)	First Lien	3M SOFR+	5.00%	1.00%	9.56%		8/16/2024	8/16/2030		$1,711,720	1,699,682	1,711,720	0.49%
B&A Partners Holding, LLC Series A Preferred Units		Equity						8/16/2024			722,411	722,411	831,928	0.24%
B&A Partners Holding, LLC Series B Preferred Units		Equity						1/2/2026			35,585	43,413	40,980	0.01%
B&A Partners Holding, LLC Series C Preferred Units		Equity						9/1/2026			127,132	156,372	146,405	0.04%
Total												$13,229,669	$13,479,791	3.86%
BL Products Parent, L.P.										Houston, TX
Class A Units		Equity						2/1/2022		Capital Equipment	879,060	983,608	1,426,347	0.41%
Total												$983,608	$1,426,347	0.41%
Café Valley, Inc.										Phoenix, AZ
CF Topco LLC Units		Equity						8/28/2019		Beverage & Food	9,160	916,015	1,827,979	0.52%
Total												$916,015	$1,827,979	0.52%
Carolinas Buyer, Inc.	(10)									Charlotte, NC
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.50%	9.32%		12/20/2024	12/20/2030	Beverage & Food	$6,728,862	6,638,532	6,661,573	1.91%
Carolinas Holding, L.P. Class A Units		Equity						12/20/2024			466	465,637	465,640	0.13%
Total												$7,104,169	$7,127,213	2.04%
CEATI International Inc.	(8)(10)									Montreal, Canada
Term Loan	(12)	First Lien	3M SOFR+	6.00%	1.00%	10.07%		2/19/2021	12/31/2027	Services: Business	$7,719,097	7,719,097	7,719,097	2.21%
Term Loan	(12)	First Lien	3M SOFR+	6.00%	1.00%	10.07%		12/20/2024	12/31/2027		2,941,329	2,929,479	2,941,329	0.84%
CEATI Holdings, LP Class A Units		Equity						2/19/2021			250,000	132,919	271,863	0.08%
Total												$10,781,495	$10,932,289	3.13%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Cerebro Buyer, LLC	(10)									Columbia, SC
Cerebro Holdings Partnership, L.P. Series A Partner Interests	(7)	Equity						3/15/2023		Healthcare & Pharmaceuticals	62,961	47,521	62,020	0.02%
Cerebro Holdings Partnership, L.P. Series B Partner Interests	(7)	Equity						3/15/2023			341,091	242,637	335,992	0.10%
Total												$290,158	$398,012	0.12%
CF512, Inc.	(10)									Blue Bell, PA
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	6.00%	1.00%	9.95%		9/1/2021	9/1/2026	Media: Advertising, Printing & Publishing	$13,118,469	13,118,469	12,987,285	3.72%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	6.00%	1.00%	10.26%		9/1/2021	9/1/2026		2,832,953	2,832,950	2,804,623	0.80%
Revolver	(12)	First Lien	1M SOFR+	6.00%	1.00%	9.92%		9/1/2021	9/1/2026		56,000	56,000	55,440	0.02%
StellPen Holdings, LLC Membership Interests		Equity						9/1/2021			220,930	220,930	140,976	0.04%
Total												$16,228,349	$15,988,324	4.58%
CF Arch Holdings LLC										Houston, TX
Class A Units	(7)	Equity						8/10/2022		Services: Business	100,000	77,583	145,722	0.04%
Total												$77,583	$145,722	0.04%
Champion Services Acquireco LLC	(10)									Round Rock, TX
Term Loan	(12)	First Lien	3M SOFR+	7.50%	1.00%	11.57%		9/19/2025	9/19/2030	Construction & Building	$10,984,511	10,800,375	9,995,906	2.86%
Champion Services Holdings LLC Class A-1 Units		Equity						9/19/2025			268,889	268,889	29,977	0.01%
Total												$11,069,264	$10,025,883	2.87%
Channel Partners Intermediateco, LLC										Tampa Bay, FL
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	6.75%	2.00%	10.74%		2/24/2022	2/7/2027	Retail	$12,881,330	12,868,599	12,881,330	3.69%
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	6.75%	2.00%	10.74%		3/27/2023	2/7/2027		1,642,583	1,640,467	1,642,583	0.47%
Revolver	(12)	First Lien	3M SOFR+	6.75%	2.00%	10.76%		2/24/2022	2/7/2027		18,587	18,587	18,587	0.01%
Revolver	(12)	First Lien	3M SOFR+	6.75%	2.00%	10.74%		2/24/2022	2/7/2027		13,518	13,518	13,518	0.00%
Revolver	(12)	First Lien	3M SOFR+	6.75%	2.00%	10.81%		2/24/2022	2/7/2027		10,138	10,138	10,138	0.00%
Revolver	(12)	First Lien	3M SOFR+	6.75%	2.00%	10.76%		2/24/2022	2/7/2027		54,070	54,070	54,070	0.02%
Revolver	(12)	First Lien	3M SOFR+	6.75%	2.00%	10.73%		2/24/2022	2/7/2027		15,207	15,207	15,207	0.00%
Revolver	(12)	First Lien	3M SOFR+	6.75%	2.00%	10.76%		2/24/2022	2/7/2027		23,656	23,656	23,656	0.01%
Total												$14,644,242	$14,659,089	4.20%
CompleteCase, LLC										Seattle, WA
CompleteCase Holdings, Inc. Class A Common Stock (SBIC II)	(5)	Equity						12/21/2020		Services: Consumer	417	5	-	0.00%
CompleteCase Holdings, Inc. Series A Preferred Stock (SBIC II)	(5)	Equity						12/21/2020			522	521,734	159,727	0.05%
CompleteCase Holdings, Inc. Class A Common Stock		Equity						4/27/2023			89	1	-	0.00%
CompleteCase Holdings, Inc. Series C Preferred Stock		Equity						4/27/2023			111	111,408	111,409	0.03%
Total												$633,148	$271,136	0.08%
Compost 360 Acquisition, LLC	(10)									Tampa, FL
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	6.50%	2.00%	9.07%	1.50%	8/2/2023	8/2/2028	Environmental Industries	$9,589,723	9,483,004	9,302,031	2.66%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	6.50%	2.00%	9.07%	1.50%	8/2/2023	8/2/2028		1,055,735	1,047,683	1,024,063	0.29%
Revolver	(12)	First Lien	3M SOFR+	8.50%	2.00%	-%	12.57%	8/2/2023	8/2/2028		15,487	15,487	15,022	0.00%
Revolver	(12)	First Lien	3M SOFR+	8.50%	2.00%	-%	12.57%	8/2/2023	8/2/2028		13,333	13,333	12,933	0.00%
Compost 360 Investments, LLC Class A Units		Equity						8/2/2023			3,124	300,041	88,168	0.03%
Compost 360 Investments, LLC Preferred Units		Equity						8/29/2025			614	27,630	49,734	0.01%
Total												$10,887,178	$10,491,951	2.99%
COPILOT Provider Support Services, LLC	(10)									Maitland, FL
Term Loan	(12)	First Lien	3M SOFR+	6.50%	2.00%	10.72%		11/22/2022	11/22/2027	Healthcare & Pharmaceuticals	$4,800,000	4,772,472	4,800,000	1.37%
Revolver	(12)	First Lien	3M SOFR+	6.50%	2.00%	10.72%		11/22/2022	11/22/2027		33,333	33,333	33,333	0.01%
QHP Project Captivate Blocker, Inc. Common Stock		Equity						11/22/2022			4	285,714	295,068	0.08%
Total												$5,091,519	$5,128,401	1.46%
Craftable Intermediate II Inc.	(10)									Dallas, TX
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	5.75%	1.50%	9.82%		6/30/2023	6/30/2028	High Tech Industries	$9,806,413	9,723,825	9,806,413	2.81%
Gauge Craftable LP Partnership Interests		Equity						6/30/2023			626,690	626,690	1,100,030	0.31%
Total												$10,350,515	$10,906,443	3.12%
Curion Holdings, LLC	(10)									Chicago, IL
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	5.25%	1.00%	9.32%		7/29/2022	12/31/2028	Services: Business	$12,558,739	12,508,350	12,558,739	3.60%
Revolver	(12)	First Lien	3M SOFR+	5.25%	1.00%	9.32%		7/29/2022	12/31/2028		40,570	40,570	40,570	0.01%
SP CS Holdings LLC Class A Units		Equity						7/29/2022			867,173	867,173	1,048,358	0.30%
Total												$13,416,093	$13,647,667	3.91%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
DFO Enterprises, LLC	(10)									Rochester, MN
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	5.00%	1.50%	9.07%		9/22/2025	9/22/2030	Capital Equipment	$11,464,670	11,296,812	11,464,670	3.28%
DFO Ultimate Holding, LP Class A Units		Equity						9/22/2025			8,931	412,252	1,172,388	0.34%
Total												$11,709,064	$12,637,058	3.62%
DMD Systems Recovery, LLC	(10)									Tempe, AZ
Term Loan	(12)	First Lien	3M SOFR+	5.00%	1.00%	9.07%		8/22/2025	8/22/2031	High Tech Industries	$6,100,000	6,008,291	6,100,000	1.75%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	5.00%	1.00%	9.07%		8/22/2025	8/22/2031		666,667	661,921	666,667	0.19%
Phoenix Parent LLC Common Units		Equity						8/19/2025			180,000	180,000	498,770	0.14%
Total												$6,850,212	$7,265,437	2.08%
DTE Holding Company, LLC										Roselle, IL
Class A-2 Units		Equity						4/13/2018		Energy: Oil & Gas	776,316	466,204	-	0.00%
Class AA Units		Equity						4/13/2018			723,684	723,684	-	0.00%
Total												$1,189,888	$-	0.00%
Elder Care Opco LLC	(10)									Scarsdale, NY
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	4.75%	1.50%	8.82%		7/31/2025	7/31/2030	Healthcare & Pharmaceuticals	$7,726,620	7,617,079	7,610,721	2.18%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	4.75%	1.50%	8.82%		7/31/2025	7/31/2030		1,148,719	1,138,964	1,131,488	0.32%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	4.75%	1.50%	8.82%		7/31/2025	7/31/2030		1,350,000	1,338,535	1,329,750	0.38%
Rallyday Elder Care Co-Investors LP Partnership Interests		Equity						7/31/2025			910,966	916,719	1,366,527	0.39%
Total												$11,011,297	$11,438,486	3.27%
Elliott Aviation, LLC										Moline, IL
Term Loan	(12)	First Lien	1M SOFR+	6.00%	2.00%	10.05%		1/31/2020	6/30/2027	Aerospace & Defense	$10,491,715	10,491,715	9,390,086	2.69%
SP EA Holdings LLC Term Loan		Unsecured		15.00%	-%	-%	15.00%	10/26/2023	9/29/2027		85,122	85,122	-	0.00%
Term Loan		First Lien		4.31%	-%	-%	4.31%	4/25/2025	6/30/2027		61,817	61,817	55,326	0.02%
Revolver A	(12)(32)	First Lien	1M SOFR+	6.00%	2.00%	10.05%		1/31/2020	6/30/2027		475,505	475,505	475,505	0.14%
Revolver B	(12)	First Lien	1M SOFR+	6.00%	2.00%	10.05%		3/1/2023	6/30/2027		223,915	223,915	223,915	0.06%
SP EA Holdings LLC Class A Units		Equity						1/31/2020			105,938,486	901,594	-	0.00%
Total												$12,239,668	$10,144,832	2.91%
Emergent Software, LLC	(10)									Minneapolis, MN
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.00%	9.32%		7/16/2026	7/16/2032	Services: Business	$3,197,377	3,150,418	3,150,376	0.90%
Winterbird Co-Invest (ES) LP Limited Partnership Interests		Equity						7/15/2026			306,732	308,885	306,732	0.09%
Total												$3,459,303	$3,457,108	0.99%
Environmental Remedies, LLC	(10)									Hayward, CA
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.50%	9.32%		1/15/2025	1/15/2030	Services: Business	$7,220,801	7,118,062	7,148,593	2.05%
ERI Parent Holdings, LLC Class A Units	(7)	Equity						1/15/2025			163,109	159,238	129,699	0.04%
Total												$7,277,300	$7,278,292	2.09%
Eskola LLC										Morristown, TN
Term Loan	(11)(13)	First Lien	3M SOFR+	5.50%	1.50%	-%	10.02%	12/19/2024	12/19/2029	Construction & Building	$8,096,181	8,003,582	7,569,929	2.17%
Delayed Draw Term Loan	(11)(13)	First Lien	3M SOFR+	5.50%	1.50%	-%	10.16%	12/19/2024	12/19/2029		3,001,166	2,986,502	2,806,090	0.80%
Eskola Holdings, LLC Class A Units		Equity						12/19/2024			314	893,747	5,146	0.00%
Eskola Holdings, LLC Class C Units		Equity						6/4/2025			28	56,349	462	0.00%
Eskola Holdings, LLC Class D Units		Equity						3/24/2026			1,014	101,429	31,838	0.01%
Total												$12,041,609	$10,413,465	2.98%
evolv Consulting, LLC	(10)									Dallas, TX
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	6.50%	2.00%	10.57%		12/7/2023	12/7/2028	Services: Business	$9,335,314	9,237,867	9,335,314	2.67%
evolv Holdco, LLC Preferred Units		Equity						12/7/2023			481,521	481,521	659,467	0.19%
Total												$9,719,388	$9,994,781	2.86%
Evriholder Acquisition, Inc.										Anaheim, CA
Term Loan (SBIC II)	(5)(10)(12)	First Lien	6M SOFR+	6.75%	1.50%	10.85%		1/23/2023	1/24/2028	Consumer Goods: Durable	$11,474,865	11,380,904	11,474,865	3.28%
KEJ Holdings LP Class A Units		Equity						1/23/2023			873,333	873,333	1,027,281	0.29%
Total												$12,254,237	$12,502,146	3.57%
Exacta Land Surveyors, LLC	(21)									Cleveland, OH
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	6.75%	1.50%	9.97%	1.00%	2/8/2019	12/31/2027	Services: Business	$16,599,404	16,599,404	16,101,423	4.61%
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	6.75%	1.50%	9.97%	1.00%	7/15/2022	12/31/2027		1,009,949	1,009,949	979,651	0.28%
SP EA Holdings LLC Term Loan		Unsecured		15.00			15.00%	4/22/2024	6/30/2028		115,243	115,243	80,670	0.02%
SP ELS Holdings LLC Class A Units		Equity						2/8/2019			1,338,661	1,124,414	136,874	0.04%
Total												$18,849,010	$17,298,618	4.95%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Exigo, LLC	(10)									Dallas, TX
Term Loan	(12)	First Lien	1M SOFR+	6.25%	1.00%	10.04%		3/16/2022	3/16/2027	Services: Business	$8,586,067	8,571,039	2,962,193	0.85%
Gauge Exigo Coinvest, LLC Common Units		Equity						3/16/2022			377,535	377,535	-	0.00%
Total												$8,948,574	$2,962,193	0.85%
FairWave Holdings, LLC	(10)									Kansas City, MO
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	6.75%	1.50%	10.82%		4/1/2024	4/1/2029	Beverage & Food	$7,424,883	7,327,019	7,424,883	2.13%
Term Loan	(12)	First Lien	3M SOFR+	6.75%	1.50%	10.82%		12/31/2025	4/1/2029		102,942	101,490	102,942	0.03%
Revolver	(12)	First Lien	3M SOFR+	6.75%	1.50%	10.82%		4/1/2024	4/1/2029		1,104,213	1,104,213	1,104,213	0.32%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	6.75%	1.50%	10.82%		4/1/2024	4/1/2029		2,621,141	2,601,866	2,621,141	0.75%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	6.75%	1.50%	10.82%		12/31/2025	4/1/2029		563,522	559,468	563,522	0.16%
GRC Java Holdings, LLC Class A Units		Equity						4/1/2024			3,229	347,692	520,506	0.15%
Total												$12,041,748	$12,337,207	3.54%
Fidus Systems Inc.	(10)									Ottawa, Canada
Term Loan	(12)	First Lien	3M SOFR+	5.50%	1.50%	9.57%		10/17/2025	10/17/2031	High Tech Industries	$4,723,406	4,650,289	4,652,555	1.33%
Fidus Investments Holdings, L.P. Common Units		Equity						10/17/2025			268	267,728	212,597	0.06%
Total												$4,918,017	$4,865,152	1.39%
FiscalNote Boards LLC	(8)(10)									Toronto, Canada
Term Loan	(12)	First Lien	1M SOFR+	5.25%	1.00%	9.15%		3/11/2024	3/12/2029	Services: Business	$2,633,006	2,603,188	2,633,006	0.75%
Revolver	(12)	First Lien	1M SOFR+	5.25%	1.00%	9.15%		3/11/2024	3/12/2029		39,196	39,196	39,196	0.01%
FCP-Connect Holdings LLC Class A Common Shares		Equity						5/28/2024			284	-	-	0.00%
FCP-Connect Holdings LLC Series A Preferred Shares		Equity						5/28/2024			284	190,382	226,416	0.06%
Total												$2,832,766	$2,898,618	0.82%
GS HVAM Intermediate, LLC	(10)									Carlsbad, CA
Term Loan	(12)	First Lien	1M SOFR+	6.50%	1.00%	10.50%		10/18/2019	11/30/2029	Beverage & Food	$11,402,578	11,400,201	11,003,489	3.15%
Revolver	(12)	First Lien	1M SOFR+	6.50%	1.00%	10.50%		10/18/2019	11/30/2029		2,651,515	2,651,515	2,558,712	0.73%
HV GS Acquisition, LP Class A Interests		Equity						10/2/2019			2,144	563,209	563,478	0.16%
Total												$14,614,925	$14,125,679	4.04%
GSF Buyer, LLC	(10)									North Andover, MA
Term Loan	(12)	First Lien	3M SOFR+	5.00%	1.00%	8.82%		4/30/2025	4/30/2031	Beverage & Food	$4,217,321	4,165,901	4,217,321	1.21%
GSF Group Holdings, L.P. Class A2 Units		Equity						4/30/2025			241	240,595	125,494	0.04%
Total												$4,406,496	$4,342,815	1.25%
Guidant Corp.	(10)									Erie, PA
Term Loan	(12)	First Lien	3M SOFR+	6.50%	2.00%	10.57%		3/11/2024	3/12/2029	Energy: Oil & Gas	$9,778,488	9,582,763	9,778,488	2.80%
Revolver	(12)	First Lien	3M SOFR+	6.50%	2.00%	10.57%		3/11/2024	3/12/2029		834,009	834,009	834,009	0.24%
Titan Meter Topco LP Class A Units		Equity						3/11/2024			574,863	581,608	637,517	0.18%
Total												$10,998,380	$11,250,014	3.22%
I2P Holdings, LLC										Cleveland, OH
Series A Preferred Units		Equity						1/31/2018		Services: Business	750,000	-	2,936,293	0.84%
Total												$-	$2,936,293	0.84%
Identity Theft Guard Solutions, Inc.	(10)									Portland, OR
Term Loan	(12)	First Lien	1M SOFR+	5.50%	1.50%	9.40%		2/28/2025	2/28/2030	Services: Business	$8,592,044	8,465,404	8,506,124	2.43%
IDX Parent, LLC Class A-2 Units		Equity						2/28/2025			352,915	352,915	471,310	0.13%
Total												$8,818,319	$8,977,434	2.56%
Impact Home Services LLC										Tampa, FL
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	8.50%	2.00%	10.57%	2.00%	4/28/2023	4/28/2028	Services: Consumer	$5,780,159	5,724,959	5,664,556	1.62%
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	8.50%	2.00%	10.57%	2.00%	10/11/2023	4/28/2028		526,827	521,434	516,290	0.15%
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	8.50%	2.00%	10.57%	2.00%	6/30/2023	4/28/2028		262,734	260,154	257,479	0.07%
Revolver	(12)(18)	First Lien	3M SOFR+	8.50%	2.00%	10.57%	2.00%	4/28/2023	4/28/2028		82,780	82,780	81,124	0.02%
Impact Holdings Georgia LLC Class A Units		Equity						4/28/2023			375	375,156	-	0.00%
Impact Holdings Georgia LLC Class A-1 Units		Equity						1/31/2024			38	37,962	3,492	0.00%
Total												$7,002,445	$6,522,941	1.86%
Infolinks Media Buyco, LLC										Ridgewood, NJ
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	5.75%	1.00%	9.82%		11/1/2021	5/1/2028	Media: Advertising, Printing & Publishing	$7,168,033	7,162,421	6,809,631	1.95%
Term Loan	(12)	First Lien	3M SOFR+	5.75%	1.00%	9.82%		6/6/2024	5/1/2028		2,440,641	2,437,860	2,318,609	0.66%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	5.75%	1.00%	9.82%		11/1/2021	5/1/2028		1,436,738	1,435,900	1,364,901	0.39%
Tower Arch Infolinks Media, LP LP Interests	(7)(16)	Equity						10/28/2021			514,846	261,030	-	0.00%
Total												$11,297,211	$10,493,141	3.00%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

												Principal			% of
									Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK		Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Informativ, LLC	(10)										Fresno, CA
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	5.50%	1.00%	9.72%			7/30/2021	7/30/2027	High Tech Industries	$8,242,937	8,242,937	8,242,937	2.36%
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	5.50%	1.00%	9.72%			3/31/2022	7/30/2027		6,214,741	6,214,741	6,214,741	1.78%
Credit Connection Holdings, LLC Series A Units		Equity							7/30/2021			804,384	300,783	1,728,016	0.49%
Total													$14,758,461	$16,185,694	4.63%
Inoapps Bidco, LLC											Houston, TX
Term Loan B	(12)	First Lien	3M SONIA+	5.75%	1.00%	9.71%			2/15/2022	8/15/2028	High Tech Industries	£9,575,000	$12,958,252	$12,715,504	3.64%
Revolver	(12)	First Lien	1M SOFR+	5.75%	1.00%	9.77%			2/15/2022	8/15/2028		60,000	60,000	60,000	0.02%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	5.75%	1.00%	9.83%			2/15/2022	8/15/2028		80,000	79,913	80,000	0.02%
Inoapps Holdings, LLC Series A-1 Preferred Units		Equity							2/15/2022			739,844	783,756	1,147,479	0.33%
Total													$13,881,921	$14,002,983	4.01%
iNovex Information Systems Incorporated	(10)										Columbia, MD
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	5.25%	1.00%	9.32%			12/17/2024	12/17/2030	Services: Business	$7,390,546	7,305,524	7,316,641	2.09%
Revolver	(12)	First Lien	PRIME+	7.00%	2.00	11.25%			12/17/2024	12/17/2030		15,000	15,000	14,850	0.00%
Total													$7,320,524	$7,331,491	2.09%
International Cybernetics Acquisition, LLC	(10)										Largo, FL
Term Loan	(12)	First Lien	3M SOFR+	5.50%	1.50%	9.57%			6/3/2025	6/3/2030	Services: Business	$4,688,653	4,624,276	4,665,210	1.34%
Revolver	(12)	First Lien	3M SOFR+	5.50%	1.50%	9.57%			6/3/2025	6/3/2030		10,000	10,000	9,950	0.00%
International Cybernetics Holdings, LP Class B Units		Equity							6/2/2025			1,051	105,113	24,071	0.01%
Total													$4,739,389	$4,699,231	1.35%
Invincible Boat Company LLC	(10)										Opa Locka, FL
Term Loan	(12)(33)	First Lien	1M SOFR+	7.50%	1.50%	-%			8/28/2019	12/31/2031	Consumer Goods: Durable	$5,660,382	5,660,382	3,283,022	0.94%
Term Loan (SBIC II)	(5)(12)(33)	First Lien	1M SOFR+	7.50%	1.50%	-%			8/28/2019	12/31/2031		5,224,968	5,224,968	3,030,481	0.87%
Term Loan (SBIC II)	(5)(12)(33)	First Lien	1M SOFR+	7.50%	1.50%	-%			6/1/2021	12/31/2031		1,162,624	1,162,624	674,322	0.19%
Revolver	(12)	First Lien	1M SOFR+	7.50%	1.50%	11.54%			8/28/2019	12/31/2031		425,532	425,532	246,809	0.07%
Revolver	(12)	First Lien	1M SOFR+	7.50%	1.50%	11.54%			8/28/2019	12/31/2031		531,915	531,915	308,511	0.09%
Warbird Parent Holdco, LLC Class A Units		Equity							8/28/2019			1,362,575	1,299,691	-	0.00%
Total													$14,305,112	$7,543,145	2.16%
Ledge Lounger, Inc.											Katy, TX
Term Loan A (SBIC)	(4)(12)	First Lien	3M SOFR+	7.50%	1.00%	11.72%			11/9/2021	11/9/2027	Consumer Goods: Durable	$8,116,889	8,111,100	7,264,616	2.08%
Revolver	(12)	First Lien	3M SOFR+	7.50%	1.00%	11.72%			11/9/2021	11/9/2027		91,508	91,508	81,900	0.02%
SP L2 Holdings LLC Class A Units		Equity							11/3/2025			398,972	-	-	0.00%
SP L2 Holdings LLC Class A Units (SBIC)	(4)	Equity							11/9/2021			50,596,837	389,832	-	0.00%
SP L2 Holdings LLC Class C Units (SBIC)	(4)	Equity							10/9/2024			140,834	34,504	-	0.00%
Total													$8,626,944	$7,346,516	2.10%
Lightning Intermediate II, LLC	(10)										Jacksonville, FL
Term Loan (SBIC)	(4)(12)	First Lien	6M SOFR+	6.00%	1.00%	9.85%			6/6/2022	6/5/2028	Consumer Goods: Non-Durable	$9,893,143	9,858,266	9,893,143	2.83%
Gauge Vimergy Coinvest, LLC Units		Equity							6/6/2022			399	391,274	332,421	0.10%
Total													$10,249,540	$10,225,564	2.93%
LJ Buyer, Inc.	(8)(10)										Edmonton, Canada
Term Loan	(12)	First Lien	3M SOFR+	5.00%	1.00%	9.07%			8/5/2026	8/5/2032	Capital Equipment	$7,693,688	7,580,672	7,580,591	2.17%
LJ Parent Holdings L.P. Class A Units		Equity							8/5/2026			45,517	303,470	303,470	0.09%
Total													$7,884,142	$7,884,061	2.26%
MacKenzie-Childs Acquisition, Inc.											Aurora, NY
MacKenzie-Childs Investment, LP Partnership Interests		Equity							9/2/2022		Consumer Goods: Durable	100,000	100,000	214,929	0.06%
Total													$100,000	$214,929	0.06%
Madison Logic Holdings, Inc.	(10)										New York, NY
Term Loan	(12)	First Lien	3M SOFR+	7.50%	1.00%	-%	11.26%		12/30/2022	12/30/2028	Media: Advertising, Printing & Publishing	$913,743	905,604	804,094	0.23%
Term Loan	(12)	First Lien	3M SOFR+	7.00%	1.00%	10.76%		%	12/30/2022	12/30/2028		3,654,970	3,622,413	3,216,374	0.92%
BC Partners Glengarry Co-Investment LP Class 1 Interests		Equity							7/7/2023			404,964	404,964	53,578	0.02%
Total													$4,932,981	$4,074,046	1.17%
MBH Management LLC	(10)										Washington, DC
Term Loan (SBIC II)	(5)(12)	First Lien	1M SOFR+	5.00%	1.50%	8.90%			11/15/2024	11/15/2029	Healthcare & Pharmaceuticals	$9,310,900	9,183,758	9,310,900	2.67%
MBH Parent, LLC Common Units	(7)	Equity							11/15/2024			646,944	596,162	1,443,234	0.41%
Total													$9,779,920	$10,754,134	3.08%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
MedLearning Group, LLC										New York, NY
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.00%	9.32%		3/26/2024	12/30/2027	Healthcare & Pharmaceuticals	$4,230,626	4,197,853	4,209,473	1.21%
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.00%	9.32%		3/26/2024	12/30/2027		2,479,413	2,460,205	2,467,016	0.71%
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.00%	9.32%		3/26/2024	12/30/2027		2,024,968	2,009,327	2,014,843	0.58%
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.00%	9.32%		8/5/2025	12/30/2027		987,500	979,359	982,563	0.28%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.00%	9.32%		3/26/2024	12/30/2027		2,412,184	2,399,362	2,400,123	0.69%
Total												$12,046,106	$12,074,018	3.47%
Michelli, LLC	(10)									New Orleans, LA
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	5.00%	2.00%	9.07%		12/21/2023	12/21/2028	Capital Equipment	$4,862,500	4,811,609	4,862,500	1.39%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	5.00%	2.00%	9.07%		12/21/2023	12/21/2028		3,808,455	3,784,925	3,808,455	1.09%
Revolver	(12)	First Lien	3M SOFR+	5.00%	2.00%	9.07%		12/21/2023	12/21/2028		259,215	259,215	259,215	0.07%
SP MWM Holdco LLC Class A Units		Equity						12/21/2023			509,215	509,215	696,759	0.20%
Total												$9,364,964	$9,626,929	2.75%
Microbe Formulas LLC	(10)									Meridian, ID
Term Loan (SBIC II)	(5)(12)	First Lien	1M SOFR+	5.50%	1.00%	9.50%		4/4/2022	4/3/2028	Consumer Goods: Non-Durable	$4,067,400	4,054,986	4,067,400	1.16%
Term Loan (SBIC II)	(5)(12)	First Lien	1M SOFR+	5.50%	1.00%	9.50%		11/20/2024	4/3/2028		4,179,780	4,169,154	4,179,780	1.20%
Total												$8,224,140	$8,247,180	2.36%
Mobotrex Acquisition, LLC	(10)									Davenport, IA
Term Loan	(12)	First Lien	3M SOFR+	5.00%	1.00%	9.07%		2/28/2025	6/7/2031	Wholesale	$5,105,259	5,049,861	5,105,259	1.46%
Term Loan	(12)	First Lien	3M SOFR+	5.00%	1.00%	9.07%		2/28/2025	6/7/2031		3,560,646	3,522,009	3,560,646	1.02%
Revolver	(12)	First Lien	3M SOFR+	5.00%	1.00%	9.07%		2/28/2025	6/7/2031		57,636	57,636	57,636	0.02%
Revolver	(12)	First Lien	3M SOFR+	5.00%	1.00%	9.07%		2/28/2025	6/7/2031		11,585	11,585	11,585	0.00%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	5.00%	1.00%	9.07%		11/6/2025	6/7/2031		254,881	253,529	254,881	0.07%
Total												$8,894,620	$8,990,007	2.57%
MOM Enterprises, LLC	(10)									Richmond, CA
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	6.50%	2.00%	10.57%		5/19/2021	5/19/2028	Consumer Goods: Non-Durable	$15,076,148	15,076,148	14,925,388	4.27%
MBliss SPC Holdings, LLC Units		Equity						5/19/2021			933,333	933,333	781,695	0.22%
Total												$16,009,481	$15,707,083	4.49%
Monarch Behavioral Therapy, LLC	(10)									Addison, TX
Term Loan (SBIC)	(4)(12)	First Lien	1M SOFR+	5.00%	1.00%	8.90%		6/6/2024	6/6/2030	Healthcare & Pharmaceuticals	$6,612,431	6,521,043	6,612,431	1.89%
Revolver	(12)	First Lien	1M SOFR+	5.00%	1.00%	8.90%		6/6/2024	6/6/2030		614,310	614,310	614,310	0.18%
Delayed Draw Term Loan	(12)	First Lien	1M SOFR+	5.00%	1.00%	8.90%		6/6/2024	6/6/2030		897,085	890,355	897,085	0.26%
Convertible Promissory Note	(12)(31)	Unsecured		15.00%		-%	15.00%	6/29/2026	6/6/2031		30,993	30,993	30,993	0.01%
Convertible Promissory Note	(12)(31)	Unsecured		15.00%		-%	15.00%	9/28/2026	6/6/2031		8,036	8,036	8,036	0.00%
BI Investors, LLC Class A Units		Equity						6/6/2024			4,343	430,481	537,433	0.15%
Total												$8,495,218	$8,700,288	2.49%
Monitorus Holding, LLC	(8)									London, UK
Term Loan		First Lien		9.00%		3.00%	6.00%	5/24/2022	5/30/2029	Media: Diversified & Production	$108,225	108,068	104,437	0.03%
Revolver	(30)	First Lien		9.00%		3.00%	6.00%	5/24/2022	5/30/2029		€109,771	119,339	115,162	0.03%
Delayed Draw Term Loan		First Lien		9.00%		3.00%	6.00%	5/24/2022	5/30/2029		€74,187	74,877	72,256	0.02%
Sapphire Aggregator S.a r.l. Class A Shares		Equity						9/1/2022			557,689	11,156	3,473	0.00%
Sapphire Aggregator S.a r.l. Class B Shares		Equity						9/1/2022			557,682	11,156	3,473	0.00%
Sapphire Aggregator S.a r.l. Class C Shares		Equity						9/1/2022			557,682	11,156	3,473	0.00%
Sapphire Aggregator S.a r.l. Class D Shares		Equity						9/1/2022			557,682	11,156	3,473	0.00%
Sapphire Aggregator S.a r.l. Class E Shares		Equity						9/1/2022			557,682	11,156	3,473	0.00%
Sapphire Aggregator S.a r.l. Class F Shares		Equity						9/1/2022			557,682	11,156	3,473	0.00%
Sapphire Aggregator S.a r.l. Class G Shares		Equity						9/1/2022			557,682	11,156	3,473	0.00%
Sapphire Aggregator S.a r.l. Class H Shares		Equity						9/1/2022			557,682	11,156	3,473	0.00%
Sapphire Aggregator S.a r.l. Class I Shares		Equity						9/1/2022			557,682	11,156	3,473	0.00%
Sapphire Aggregator S.a r.l. Class 3 Ordinary Shares		Equity						3/31/2025			8,422,591	48,774	45,682	0.01%
Total												$451,462	$368,794	0.09%
Morgan Electrical Group Intermediate Holdings, Inc.	(10)									Freemont, CA
Term Loan	(12)	First Lien	1M SOFR+	6.25%	1.50%	10.15%		8/3/2023	8/3/2029	Construction & Building	$4,032,219	3,980,485	4,032,219	1.15%
Delayed Draw Term Loan	(12)	First Lien	1M SOFR+	6.25%	1.50%	10.15%		8/3/2023	8/3/2029		1,594,377	1,583,666	1,594,377	0.46%
Morgan Electrical Group Holdings, LLC Series A-2 Preferred Units		Equity						8/3/2023			380	380,330	265,080	0.08%
Total												$5,944,481	$5,891,676	1.69%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Naumann/Hobbs Material Handling Corporation II, Inc.										Phoenix, AZ
Term Loan	(12)	First Lien	3M SOFR+	6.75%	1.50%	10.82%		8/30/2019	12/31/2026	Services: Business	$7,911,156	7,911,156	7,911,156	2.26%
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	6.75%	1.50%	10.82%		8/30/2019	12/31/2026		4,988,804	4,988,804	4,988,804	1.43%
Revolver	(12)	First Lien	3M SOFR+	6.75%	1.50%	10.82%		8/30/2019	12/31/2026		1,789,578	1,789,578	1,789,578	0.51%
Naumann Hobbs Holdings, L.P. Class A-1 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class A-2 Units		Equity						9/29/2022			123	220,379	-	0.00%
Naumann Hobbs Holdings, L.P. Class B Units		Equity						12/27/2024			142	142,200	683,336	0.20%
Naumann Hobbs Holdings, L.P. Class W-1 Units		Equity						5/27/2025			57	-	-	0.00%
Naumann Hobbs Holdings, L.P. Class W-2 Units		Equity						5/27/2025			49	-	272,299	0.08%
Naumann Hobbs Holdings, L.P. Class C Unitss		Equity						9/11/2026		-	138	138,280	254,383	0.07%
Total												$15,410,776	$15,899,556	4.55%
NINJIO, LLC	(10)									Westlake Village, CA
Term Loan	(12)	First Lien	3M SOFR+	6.00%	1.50%	10.07%		10/12/2022	10/12/2027	Media: Diversified & Production	$4,962,500	4,936,490	4,962,500	1.42%
Revolver	(12)	First Lien	3M SOFR+	6.00%	1.50%	10.07%		10/12/2022	10/12/2027		20,000	20,000	20,000	0.01%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	6.00%	1.50%	10.07%		10/12/2022	10/12/2027		100,000	99,662	100,000	0.03%
NINJIO Holdings, LLC Units		Equity						10/12/2022			184	313,253	366,008	0.10%
Gauge NINJIO Blocker LLC Preferred Units		Equity						9/22/2023			14	14,470	21,705	0.01%
Total												$5,383,875	$5,470,213	1.57%
Norplex Micarta Acquisition, Inc.	(10)									Postville, IA
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	5.25%	1.50%	9.07%		10/31/2024	10/31/2029	Chemicals, Plastics, & Rubber	$12,772,500	12,599,807	12,708,639	3.65%
Revolver	(12)	First Lien	3M SOFR+	5.25%	1.50%	9.32%		10/31/2024	10/31/2029		$266,667	266,667	265,334	0.08%
Norplex Micarta Parent, LP Preferred Units		Equity						10/31/2024			739,804	739,804	711,192	0.20%
Total												$13,606,278	$13,685,165	3.93%
NS412, LLC										Dallas, TX
Term Loan	(12)	Second Lien	3M SOFR+	8.25%	1.00%	12.42%		5/6/2019	5/6/2027	Services: Consumer	$7,615,000	7,615,000	7,615,000	2.18%
NS Group Holding Company, LLC Class A Units		Equity						5/6/2019			782	795,002	619,020	0.18%
Total												$8,410,002	$8,234,020	2.36%
Onpoint Industrial Services, LLC										Deer Park, TX
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	6.00%	1.75%	10.07%		11/16/2022	11/16/2028	Services: Business	$11,922,589	11,853,896	11,922,589	3.41%
Spearhead TopCo, LLC Class A Units		Equity						11/16/2022			606,742	606,742	987,650	0.28%
Total												$12,460,638	$12,910,239	3.69%
OW RSG LLC	(10)									Hudson, WI
Term Loan	(12)	First Lien	1M SOFR+	5.50%	1.50%	9.40%		4/27/2026	4/27/2031	Capital Equipment	$4,000,000	3,934,642	3,960,000	1.13%
Revolver	(12)	First Lien	1M SOFR+	5.50%	1.00%	9.40%		4/27/2026	4/27/2031		$35,000	35,000	34,650	0.01%
THRM Brands Holdings, LLC Class A Units		Equity						4/27/2026			324	324,074	271,524	0.08%
Total												$4,293,716	$4,266,174	1.22%
Pacific Shoring Holdings, LLC	(10)									Santa Rosa, CA
Term Loan	(12)	First Lien	3M SOFR+	4.75%	1.50%	8.82%		1/10/2025	1/10/2030	Capital Equipment	$8,372,500	8,268,324	8,330,638	2.38%
PSP Ultimate Holding, LP Class A Units		Equity						1/10/2025			10,606	498,491	787,325	0.23%
Total												$8,766,815	$9,117,963	2.61%
PCP MT Aggregator Holdings, L.P.	(8)									Oak Brook, IL
Common Units		Equity						3/29/2019		Finance	825,020	-	5,043,686	1.44%
Total												$-	$5,043,686	1.44%
PCS Software, Inc.	(10)									Shenandoah, TX
Term Loan	(12)	First Lien	3M SOFR+	6.00%	1.50%	9.72%	0.50%	7/1/2019	6/30/2027	Transportation & Logistics	$13,927,522	13,927,522	13,231,147	3.79%
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	6.00%	1.50%	9.72%	0.50%	7/1/2019	6/30/2027		1,826,560	1,826,560	1,735,232	0.50%
Revolver	(12)	First Lien	3M SOFR+	6.00%	1.50%	9.72%	0.50%	7/1/2019	6/30/2027		6,079	6,079	5,775	0.00%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	6.00%	1.50%	9.72%	0.50%	7/1/2019	6/30/2027		963,126	963,126	914,970	0.26%
PCS Software Parent, LLC Class A Common Units		Equity						9/16/2022			471,211	9,995	44,226	0.01%
Total												$16,733,282	$15,931,350	4.56%
Pearl Media Holdings, LLC	(25)									Montclair, NJ
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	6.25%	2.00%	10.47%		8/31/2022	8/31/2027	Media: Advertising, Printing & Publishing	$8,552,033	8,514,151	8,509,273	2.44%
Total												$8,514,151	$8,509,273	2.44%
Peltram Group Holdings LLC										Auburn, WA
Class A Units		Equity						12/30/2021		Construction & Building	508,516	451,142	453,372	0.13%
Total												$451,142	$453,372	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Pilot Power Group Acquisition, Inc.										San Diego, CA
Term Loan (SBIC II)	(5)(11)(13)	First Lien	3M SOFR+	5.25%	1.50%	10.30%		12/18/2025	12/18/2030	Services: Business	$12,000,000	11,815,004	12,000,000	3.45%
BCM Pilot Opportunity Parent, LLC Class A Common Interests	(29)	Equity						12/18/2025			4,423	366,868	490,468	0.14%
Total												$12,181,872	$12,490,468	3.59%
Plus Delta Buyer LLC	(10)									Carlsbad, CA
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.50%	9.32%		1/16/2025	1/16/2031	Services: Business	$7,033,387	6,923,781	6,998,220	2.00%
Plus Delta Parent LLC Class A Units		Equity						1/16/2025			325,765	325,764	345,331	0.10%
Total												$7,249,545	$7,343,551	2.10%
Precision Strategies, LLC	(10)									Washington, DC
Term Loan	(12)	First Lien	1M SOFR+	5.00%	1.00%	8.90%		3/3/2026	3/3/2031	Services: Business	$6,145,131	6,061,518	6,145,131	1.76%
Total												$6,061,518	$6,145,131	1.76%
Premiere Digital Services, Inc.	(10)									Los Angeles, CA
Premiere Digital Holdings, Inc. Common Stock		Equity						10/18/2018		Media: Broadcasting & Subscription	5,000	-	2,498,663	0.72%
Total												$-	$2,498,663	0.72%
Pure Upper Holdco LLC	(10)									Newtown Square, PA
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	4.50%	1.00%	8.57%		12/3/2025	12/3/2031	Healthcare & Pharmaceuticals	$9,925,000	9,836,446	9,825,750	2.81%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	4.50%	1.00%	8.24%		12/3/2025	12/3/2031		70,000	69,659	69,300	0.02%
Xanitos Topco, LLC Class A Units		Equity						12/3/2025			246,667	246,667	326,323	0.09%
Total												$10,152,772	$10,221,373	2.92%
Red's All Natural, LLC										Franklin, TN
Term Loan (SBIC II)	(5)(11)(13)	First Lien	3M SOFR+	4.50%	1.50%	9.11%		1/31/2023	1/31/2029	Beverage & Food	$8,815,327	8,731,068	8,771,250	2.51%
Centeotl Co-Invest B, LP Common Units		Equity						1/31/2023			725,657	725,657	288,466	0.08%
Total												$9,456,725	$9,059,716	2.59%
Revenew International, LLC	(10)									Houston, TX
Term Loan (SBIC III)	(6)(12)	First Lien	3M SOFR+	5.00%	1.00%	8.81%		8/26/2026	8/26/2031	Services: Business	$7,500,000	7,407,489	7,407,750	2.12%
Revolver	(12)	First Lien	3M SOFR+	5.00%	1.00%	8.81%		8/26/2026	8/26/2031		53,938	53,938	53,275	0.02%
Revenew HoldCo, LLC Series C Common Interests		Equity						8/26/2026			446,377	446,377	446,377	0.13%
Total												$7,907,804	$7,907,402	2.27%
RIA Advisory Borrower, LLC	(10)									Coral Gables, FL
Term Loan	(12)	First Lien	1M SOFR+	5.50%	2.00%	9.28%		5/1/2023	8/2/2027	High Tech Industries	$5,725,291	5,695,929	5,725,291	1.64%
Revolver	(12)	First Lien	1M SOFR+	5.50%	2.00%	9.28%		5/1/2023	8/2/2027		67,106	67,106	67,106	0.02%
RIA Advisory Aggregator, LLC Class A Units	(7)	Equity						5/1/2023			104,425	159,223	274,430	0.08%
RIA Products Aggregator, LLC Class A Units	(7)	Equity						5/1/2023			81,251	69,342	39,195	0.01%
Total												$5,991,600	$6,106,022	1.75%
Said Intermediate, LLC	(10)									Boston, MA
Term Loan	(12)	First Lien	1M SOFR+	5.50%	1.00%	9.40%		6/13/2024	6/13/2029	Media: Advertising, Printing & Publishing	$7,312,208	7,222,817	7,312,208	2.09%
FCP-Said Holdings, LLC Class A Common Shares		Equity						6/13/2024			804	-	-	0.00%
FCP-Said Holdings, LLC Series A Preferred Shares		Equity						6/13/2024			852	350,649	243,381	0.07%
Total												$7,573,466	$7,555,589	2.16%
Silver Corporate Holdings LLC										Hendersonville, TN
Term Loan	(12)	First Lien	3M SOFR+	5.50%	1.50%	9.57%		1/9/2026	1/9/2031	Services: Business	$7,076,824	6,967,475	6,970,672	2.00%
Revolver		First Lien	3M SOFR+	5.50%	1.50%	9.57%		1/9/2026	1/9/2031		$25,000	25,000	24,625	0.01%
Silver Parent LLC Class A Units		Equity						1/9/2026			30,780	498,641	434,007	0.12%
Total												$7,491,116	$7,429,304	2.13%
Solid Surface Holdco, LLC	(10)									Charlotte, NC
Term Loan	(12)	First Lien	3M SOFR+	5.50%	2.00%	9.57%		6/6/2025	6/6/2030	Services: Business	$5,623,094	5,534,453	5,594,979	1.60%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	5.50%	2.00%	9.57%		6/6/2025	6/6/2030		4,238,674	4,199,793	4,217,481	1.21%
Revolver	(12)	First Lien	3M SOFR+	5.50%	2.00%	9.57%		6/6/2025	6/6/2030		90,160	90,160	89,709	0.03%
Carolina Topco Holdings, LP Class A-1 Units		Equity						6/6/2025			7,342	734,219	693,669	0.20%
Total												$10,558,625	$10,595,838	3.04%
Solomon Acquisition Co, LLC	(10)									Phoenix, AZ
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.00%	9.07%		4/13/2026	4/13/2032	Services: Business	$4,187,814	4,119,118	4,187,814	1.20%
Solomon HoldCo, LLC Common Units		Equity						4/13/2026			187	186,807	298,088	0.09%
Total												$4,305,925	$4,485,902	1.29%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
Spectra Confectionery Limited	(8)									Vaughan, Canada
Term Loan	(12)	First Lien	6M SOFR+	6.25%	1.50%	9.44%	0.50%	11/14/2024	11/15/2029	Beverage & Food	$5,237,438	5,183,844	5,237,438	1.50%
SK Spectra Holdings LP Class A Units		Equity						11/15/2024			298	297,765	227,795	0.07%
Total												$5,481,609	$5,465,233	1.57%
Strategic Maintenance Solutions, LLC										Gorham, ME
Term Loan (SBIC III)	(6)(12)	First Lien	3M SOFR+	4.75%	1.00%	8.61%		9/14/2026	9/14/2032	Services: Business	$10,000,000	9,851,554	9,852,001	2.82%
Sea Dog Parent, LLC Class A Preferred UnitsC		Equity						9/14/2026			232	231,818	231,818	0.07%
Total												$10,083,372	$10,083,819	2.89%
Strategus, LLC	(10)									Englewood, CO
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.00%	9.32%		1/27/2025	1/27/2031	Media: Advertising, Printing & Publishing	$7,703,921	7,598,918	7,665,401	2.19%
Revolver		First Lien	3M SOFR+	5.25%	1.00%	9.32%		1/27/2025	1/27/2031		$10,000	10,000	9,950	0.00%
CIVC Strategus Blocker, LLC Class A Units		Equity						1/27/2025			170	170,362	150,575	0.04%
Total												$7,779,280	$7,825,926	2.23%
Synergy Health Partners MSO, LLC	(10)									Troy, MI
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.50%	9.32%		3/6/2026	3/6/2031	Healthcare & Pharmaceuticals	$3,980,282	3,926,125	3,980,282	1.14%
Revolver	(12)	First Lien	3M SOFR+	5.25%	1.50%	9.32%		3/6/2026	3/6/2031		16,000	16,000	16,000	0.00%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.50%	9.32%		3/6/2026	3/6/2031		37,313	37,059	37,313	0.01%
Synergy Health Partners Holdings, LLC Common Units		Equity						3/6/2026			436,580	136,634	140,207	0.04%
Total												$4,115,818	$4,173,802	1.19%
TAC LifePort Holdings, LLC										Woodland, WA
Common Units		Equity						3/1/2021		Aerospace & Defense	546,543	189,094	1,217,094	0.35%
Total												$189,094	$1,217,094	0.35%
Teckrez, LLC										Jacksonville, FL
Term Loan	(10)(12)	First Lien	1M SOFR+	6.75%	2.00%	10.75%		5/24/2024	11/30/2028	Chemicals, Plastics, & Rubber	$4,125,326	4,091,183	4,125,326	1.18%
HH-Teckrez Parent, LP Preferred Units		Equity						5/24/2024			90,139	90,139	338,035	0.10%
Total												$4,181,322	$4,463,361	1.28%
The Hardenbergh Group, Inc.	(10)									Livonia, MI
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	6.00%	2.00%	10.07%		8/7/2023	8/7/2028	Healthcare & Pharmaceuticals	$10,186,841	10,071,751	10,186,841	2.92%
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	6.00%	2.00%	10.07%		9/30/2024	8/7/2028		787,950	779,332	787,950	0.23%
Term Loan	(12)	First Lien	3M SOFR+	6.00%	2.00%	10.07%		10/1/2025	8/7/2028		495,000	488,133	495,000	0.14%
BV HGI Holdings, L.P. Class A Units		Equity						8/7/2023			677,548	677,548	842,560	0.24%
Total												$12,016,764	$12,312,351	3.53%
The Millennium Alliance LLC	(10)									New York, NY
Term Loan (SBIC II)	(5)(12)	First Lien	1M SOFR+	4.50%	1.00%	8.40%		7/31/2025	7/31/2031	Services: Business	$11,385,000	11,240,269	11,271,151	3.23%
BV MA Blocker, Inc. Class A-2 Common Stock		Equity						7/31/2025			52	515,556	777,009	0.22%
Total												$11,755,825	$12,048,160	3.45%
Tiger 21, LLC	(10)									New York, NY
Term Loan	(12)	First Lien	3M SOFR+	4.50%	1.00%	8.57%		12/30/2024	12/30/2030	Services: Consumer	$11,790,000	11,609,414	11,790,000	3.39%
Tiger 21 Blocker, Inc. Class A-3 Common Stock		Equity						12/30/2024			565	564,635	797,547	0.23%
Total												$12,174,049	$12,587,547	3.62%
TradePending OpCo Aggregator, LLC	(10)									Carrboro, NC
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	6.25%	2.00%	10.47%		3/2/2021	3/1/2028	High Tech Industries	$9,354,545	9,354,545	9,354,545	2.68%
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	6.25%	2.00%	10.47%		8/4/2023	3/1/2028		2,392,847	2,392,847	2,392,847	0.68%
Revolver	(12)	First Lien	3M SOFR+	6.25%	2.00%	10.47%		3/2/2021	3/1/2028		66,667	66,667	66,667	0.02%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	6.25%	2.00%	10.47%		8/4/2023	3/1/2028		668,115	668,115	668,115	0.19%
TradePending Holdings, LLC Series A Units		Equity						3/2/2021			908,333	947,699	1,540,806	0.44%
TradePending Holdings, LLC Series A-1 Units		Equity						8/4/2023			132,783	260,254	312,302	0.09%
Total												$13,690,127	$14,335,282	4.10%
TriplePoint Acquisition Holdings LLC	(10)									Columbus, OH
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.00%	9.32%		5/31/2024	5/31/2029	Construction & Building	$5,235,970	5,172,850	5,235,970	1.50%
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.00%	9.32%		4/8/2025	5/31/2029		1,747,202	1,723,190	1,747,202	0.50%
TriplePoint Holdco LLC Class A Units	(7)	Equity						5/31/2024			557,968	336,613	4,508,121	1.29%
Total												$7,232,653	$11,491,293	3.29%
Unicat Catalyst Holdings, LLC										Alvin, TX
Unicat Catalyst, LLC Class A Units		Equity						4/27/2021		Chemicals, Plastics, & Rubber	7,500	750,000	537,677	0.15%
Unicat Catalyst, LLC Class A-1 Units		Equity						12/13/2023			974	58,446	64,267	0.02%
Total												$808,446	$601,944	0.17%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

											Principal			% of
								Investment		Headquarters/	Amount/	Amortized	Fair	Net
Investments	Footnotes	Security(2)	Coupon		Floor	Cash	PIK	Date	Maturity	Industry	Shares(3)	Cost	Value(1)	Assets
U.S. Expediters, LLC	(10)									Stafford, TX
Cathay Hypnos LLC Units		Equity						12/22/2021		Healthcare & Pharmaceuticals	2,362,751	1,415,722	822,173	0.24%
Total												$1,415,722	$822,173	0.24%
USDTL AcquisitionCo, Inc.	(10)									Des Plaines, IL
Term Loan (SBIC)	(4)(12)	First Lien	3M SOFR+	5.25%	1.50%	9.32%		12/9/2024	12/9/2030	Healthcare & Pharmaceuticals	$5,895,000	5,805,378	5,777,100	1.65%
Revolver	(12)	First Lien	3M SOFR+	5.25%	1.50%	9.32%		12/9/2024	12/9/2030		60,000	60,000	58,800	0.02%
USDTL Holdings, LLC Preferred Units		Equity						12/9/2024			110	110,000	40,652	0.01%
Total												$5,975,378	$5,876,552	1.68%
Valor Buyco, LLC	(10)									Leesburg, VA
Term Loan (SBIC II)	(5)(12)	First Lien	3M SOFR+	4.75%	1.00%	8.82%		12/23/2025	12/23/2031	Services: Business	$5,985,000	5,931,051	5,985,000	1.71%
Delayed Draw Term Loan	(12)	First Lien	3M SOFR+	4.75%	1.00%	8.82%		12/23/2025	12/23/2031		99,750	99,271	99,750	0.03%
Valor Holdco LLC Voting Common Units		Equity						12/23/2025			4,306	430,556	702,722	0.20%
Total												$6,460,878	$6,787,472	1.94%
VeloSource Purchaser, LLC	(10)									St. Louis, MO
Term Loan	(12)	First Lien	3M SOFR+	5.25%	1.50%	9.32%		4/3/2026	4/3/2031	Healthcare & Pharmaceuticals	$199,500	196,283	198,503	0.06%
Interlock VS Investco, LP Partnership Interests		Equity						4/3/2026			18,605	18,605	19,643	0.01%
Total												$214,888	$218,146	0.07%
Venbrook Buyer, LLC										Los Angeles, CA
Term Loan (SBIC)	(4)(26)	First Lien		13.50%		-%		8/17/2026	5/27/2026	Services: Business	$14,611,018	14,611,018	8,985,776	2.57%
Term Loan	(26)	First Lien		13.50%		-%		8/17/2026	5/27/2026		12,573,915	8,693,115	7,732,958	2.21%
Priority First Lien Term Loan (SBIC)	(4)(26)	First Lien		13.50%		-%		8/17/2026	5/27/2026		3,783,352	3,783,352	3,783,352	1.08%
Priority First Lien Term Loan	(26)	First Lien		13.50%		-%		8/17/2026	5/27/2026		2,518,798	2,508,667	2,518,798	0.72%
Super Priority First Lien Term Loan	(26)	First Lien		13.50%		-%		8/17/2026	5/27/2026		1,272,242	1,272,242	1,272,242	0.36%
Venbrook Holdings, LLC Convertible Term Loan	(15)(26)	Unsecured		10.00%		-%		3/31/2022	12/20/2028		117,483	117,483	-	0.00%
Venbrook Holdings, LLC Common Units		Equity						3/13/2020			822,758	819,262	-	0.00%
Total												$31,805,139	$24,293,126	6.94%
WER Holdings, LLC	(10)									Sugar Hill, GA
Term Loan (SBIC)	(4)(12)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		4/11/2024	4/11/2030	Services: Business	$2,643,320	2,607,944	2,630,103	0.75%
Term Loan (SBIC)	(4)(12)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		5/30/2025	4/11/2030		421,549	416,641	419,441	0.12%
Revolver	(12)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		4/11/2024	4/11/2030		214,260	214,260	213,189	0.06%
Revolver	(12)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		4/11/2024	4/11/2030		109,877	109,877	109,328	0.03%
Revolver	(12)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		4/11/2024	4/11/2030		164,816	164,816	163,992	0.05%
Revolver	(12)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		4/11/2024	4/11/2030		164,816	164,816	163,992	0.05%
Delayed Draw Term Loan	(12)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		4/11/2024	4/11/2030		1,316,299	1,305,969	1,309,718	0.37%
Delayed Draw Term Loan	(12)	First Lien	6M SOFR+	5.50%	1.00%	9.35%		5/30/2025	4/11/2030		880,363	874,959	875,961	0.25%
Blade Landscape Investments, LLC Class A Units		Equity						4/11/2024			1,838	185,550	257,635	0.07%
Total												$6,044,832	$6,143,359	1.75%
Whisps Holdings LP										Elgin, IL
Class A Units		Equity						4/18/2019		Beverage & Food	500,000	500,000	-	0.00%
Class A-1 Units		Equity						3/6/2023			280,939	182,610	-	0.00%
Total												$682,610	$-	0.00%
Total Non-controlled, non-affiliated investments												$924,192,888	$927,792,799	265.60%
Total Investments												$988,991,060	$966,145,814	276.57%
LIABILITIES IN EXCESS OF OTHER ASSETS													$(616,813,203)	(176.57)%
NET ASSETS													$349,332,611	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

(1)	See Note 1 of the Notes to the Consolidated Financial Statements for a discussion of the methodologies used to value securities in the portfolio.
(2)	Debt investments are income producing and equity securities are non-income producing, unless otherwise noted.
(3)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted, Euro (“€”), or Great British Pound (“£”).
(4)	Investments held by the SBIC subsidiary (as defined in Note 1), which include $106,754 of cash and $192,293,947 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility (as defined in Note 9). Stellus Capital Investment Corporation’s (the “Company”) obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries (as defined in Note 1).
(5)	Investments held by the SBIC II subsidiary (as defined in Note 1), which include $496,636 of cash and $292,727,737 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.
(6)	Investments held by the SBIC III subsidiary (as defined in Note 1), which include $92,183 of cash and $17,259,043 of investments (at cost), are excluded from the obligations to the lenders of the Credit Facility. The Company’s obligations to the lenders of the Credit Facility are secured by a first priority security interest in all investments and cash and cash equivalents, except for cash and investments held by the SBIC subsidiaries.
(7)	Security is income producing through dividends or distributions.
(8)	The investment is not a “qualifying asset” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets. Qualifying assets represent approximately 94.5% of the Company’s total assets as of September 30, 2026.
(9)	Represents a PIK interest security. Where values are presented, at the option of the issuer, interest can be paid in cash or cash and PIK interest. The percentage of PIK interest shown is the maximum PIK interest that can be elected by the issuer.
(10)	At September 30, 2026, the Company had the following outstanding revolver and delayed draw term loan commitments:

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
2X LLC	Revolver	$70,000	0.50%	June 5, 2028
AdCellerant LLC	Revolver	875,995	0.50%	December 12, 2028
ADS Group Opco, LLC	Revolver	55,198	0.00%	December 31, 2027
American Refrigeration, LLC	Revolver	100,000	0.50%	March 31, 2028
AMII Acquisition, LLC	Revolver	500,000	0.50%	December 4, 2029
Amika OpCo LLC *	Revolver	88,500	0.50%	July 1, 2028
ArborWorks, LLC	Revolver	383,076	0.00%	November 6, 2028
Axis Portable Air LLC	Revolver	26,667	0.50%	December 31, 2030
Carolinas Buyer, Inc.	Revolver	100,000	0.50%	December 20, 2030
CEATI International Inc.	Revolver	100,000	0.50%	December 31, 2027
CF512, Inc.	Revolver	44,000	0.50%	September 1, 2026
Champion Services Acquireco LLC	Revolver	100,000	0.50%	September 19, 2030
Compost 360 Acquisition, LLC	Revolver	58,333	0.50%	August 2, 2028
COPILOT Provider Support Services, LLC	Revolver	66,667	0.50%	November 22, 2027
Craftable Intermediate II Inc.	Revolver	100,000	0.50%	June 30, 2028
Curion Holdings, LLC	Revolver	60,855	0.50%	December 31, 2028
DFO Enterprises, LLC	Revolver	100,000	0.50%	September 22, 2030
DMD Systems Recovery, LLC	Revolver	100,000	0.50%	August 22, 2031
Elder Care Opco LLC	Revolver	100,000	0.50%	July 31, 2030
Emergent Software, LLC	Revolver	500,000	0.50%	July 16, 2032
Environmental Remedies, LLC	Revolver	100,000	0.50%	January 15, 2030
evolv Consulting, LLC	Revolver	1,363,636	0.50%	December 7, 2028
Evriholder Acquisition, Inc.	Revolver	100,000	0.50%	January 24, 2028
Exigo, LLC	Revolver	100,000	0.50%	March 16, 2027
FairWave Holdings, LLC	Revolver	38,076	0.50%	April 1, 2029
Fidus Systems Inc.	Revolver	100,000	0.50%	October 17, 2031
FiscalNote Boards LLC	Revolver	352,766	0.50%	March 12, 2029
GSF Buyer, LLC	Revolver	100,000	0.50%	April 30, 2031
Guidant Corp.	Revolver	221,699	0.50%	March 12, 2029
Identity Theft Guard Solutions, Inc.	Revolver	100,000	0.50%	February 28, 2030
Informativ, LLC	Revolver	100,000	0.50%	July 30, 2027
Inoapps Bidco, LLC	Revolver	40,000	0.50%	August 15, 2028
iNovex Information Systems Incorporated	Revolver	85,000	0.50%	December 17, 2030
International Cybernetics Acquisition, LLC	Revolver	90,000	0.50%	June 3, 2030
Invincible Boat Company LLC	Revolver	638,298	0.50%	December 31, 2031
Lightning Intermediate II, LLC	Revolver	100,000	0.50%	June 5, 2028
LJ Buyer, Inc.	Revolver	500,000	0.50%	August 5, 2032
Madison Logic Holdings, Inc.	Revolver	52,632	0.50%	December 30, 2027
MBH Management LLC	Revolver	500,000	0.50%	November 15, 2029
Michelli, LLC	Revolver	1,036,861	0.50%	December 21, 2028
Microbe Formulas LLC	Revolver	100,000	0.375%	April 3, 2028

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

			Unused
		Unfunded	Commitment
Investments	Security	Commitment	Fee	Maturity
Mobotrex Acquisition, LLC	Delayed Draw Term Loan	$1,292,891	1.00%	June 7, 2031
Mobotrex Acquisition, LLC	Revolver	104,555	0.50%	June 7, 2031
MOM Enterprises, LLC	Revolver	75,000	0.50%	May 19, 2028
Monarch Behavioral Therapy, LLC	Delayed Draw Term Loan	173,452	1.00%	June 6, 2030
Monarch Behavioral Therapy, LLC	Revolver	108,408	0.50%	June 6, 2030
Morgan Electrical Group Intermediate Holdings, Inc.	Revolver	100,000	0.50%	August 3, 2029
NINJIO, LLC	Revolver	80,000	0.50%	October 12, 2027
Norplex Micarta Acquisition, Inc.	Revolver	233,333	0.50%	October 31, 2029
OW RSG LLC	Delayed Draw Term Loan	100,000	0.50%	April 27, 2031
OW RSG LLC	Revolver	65,000	0.50%	April 27, 2031
Pacific Shoring Holdings, LLC	Revolver	100,000	0.50%	January 10, 2030
PCS Software, Inc.	Revolver	1,318,143	0.50%	June 30, 2027
Plus Delta Buyer LLC	Delayed Draw Term Loan	3,753,955	1.00%	January 16, 2031
Plus Delta Buyer LLC	Revolver	100,000	0.50%	January 16, 2031
Precision Strategies, LLC	Revolver	100,000	0.50%	March 3, 2031
Pure Upper Holdco LLC	Delayed Draw Term Loan	930,000	1.00%	December 3, 2031
Pure Upper Holdco LLC	Revolver	100,000	0.50%	December 3, 2031
Revenew International, LLC	Delayed Draw Term Loan	100,000	1.00%	August 26, 2031
Revenew International, LLC	Revolver	46,062	0.50%	August 26, 2031
RIA Advisory Borrower, LLC	Revolver	32,894	0.50%	August 2, 2027
Said Intermediate, LLC	Revolver	1,168,831	0.50%	June 13, 2029
Silver Corporate Holdings LLC	Revolver	75,000	0.50%	January 9, 2031
Simpler Trading, LLC	Revolver	20,000	0.50%	March 21, 2030
Solid Surface Holdco, LLC	Revolver	47,840	0.50%	June 6, 2030
Solomon AcquisitionCo, LLC	Revolver	100,000	0.50%	April 13, 2032
Strategic Maintenance Solutions, LLC	Delayed Draw Term Loan	100,000	0.50%	September 14, 2032
Strategic Maintenance Solutions, LLC	Revolver	100,000	0.50%	September 14, 2032
Strategus, LLC	Delayed Draw Term Loan	2,524,737	1.00%	January 27, 2031
Strategus, LLC	Revolver	90,000	0.50%	January 27, 2031
Synergy Health Partners MSO, LLC	Delayed Draw Term Loan	462,500	1.00%	March 6, 2031
Synergy Health Partners MSO, LLC	Revolver	84,000	0.50%	March 6, 2031
Teckrez, LLC	Revolver	1,442,221	1.00%	November 30, 2028
The Hardenbergh Group, Inc.	Revolver	100,000	0.50%	August 6, 2028
The Millennium Alliance LLC	Revolver	100,000	0.50%	July 31, 2031
Tiger 21, LLC	Revolver	100,000	0.50%	December 30, 2030
TradePending OpCo Aggregator, LLC	Revolver	33,333	0.50%	March 1, 2028
TriplePoint Acquisition Holdings LLC	Revolver	743,957	0.50%	May 31, 2029
USDTL AcquisitionCo, Inc.	Delayed Draw Term Loan	500,000	1.00%	December 9, 2030
USDTL AcquisitionCo, Inc.	Revolver	40,000	0.50%	December 9, 2030
Valor Buyco LLC	Delayed Draw Term Loan	120,000	0.50%	December 23, 2031
Valor Buyco LLC	Revolver	100,000	0.50%	December 23, 2031
VeloSource Purchaser, LLC	Delayed Draw Term Loan	100,000	1.00%	April 3, 2031
VeloSource Purchaser, LLC	Revolver	100,000	0.50%	April 3, 2031
Watterson Renewalco Holdings, LLC	Revolver	524,998	0.50%	July 2, 2029
WER Holdings, LLC	Delayed Draw Term Loan	1,408,896	1.00%	April 11, 2030
WER Holdings, LLC**	Revolver	170,309	0.50%	April 11, 2030
	Total Unfunded Debt Commitments	$43,426,490

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
(13)
These loans are last-out term loans and/or delayed draw term loans with contractual rates higher than the applicable rates; therefore, the floors are not in effect.

The accompanying notes are an integral part of these consolidated financial statements.

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

(14) Investment has been on non-accrual since November 1, 2024.
(15) This loan is convertible to common units at maturity or at the election of the majority of holders.
(16) Excluded from the investment is an uncalled capital commitment in an amount not to exceed $235,154.
(17) Investment has been on non-accrual since the later of January 1, 2023 or the investment date.
(18)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $17,500 with an unfunded rate of 0.50% and a maturity of April 28, 2028. The Company has full discretion to fund the revolver commitment.
(19)
The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.50% and a maturity of February 7, 2028. As of September 30, 2026, there was no undrawn revolver commitment.
(20)
Investment has been on non-accrual since the later of January 1, 2024 or the investment date.
(21)
Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,500,000, with an unfunded rate of 0.00% and a maturity of December 31, 2027. The Company has full discretion to fund the revolver commitment.
(22)
The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.00% and a maturity of September 3, 2027.
(23)
Control investments are defined by the 1940 Act as investments in which more than 25% of the voting securities are owned or where the ability to nominate greater than 50% of the board representation is maintained. Changes in the fair values of the Company’s controlled investments during the nine months ended September 30, 2026 were as follows:

		December 31, 2025	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	September 30, 2026	Interest Income
Investments	Security	Value	(a)	(b)	Loss	Appreciation (Depreciation)	Value	(c)
EH Real Estate Services, LLC
Term Loan A-1	First Lien	$-	$-	$(265,092)	$-	$265,092	$-	$-
Term Loan A-2	First Lien	-	-	(154,848)	-	154,848	-	-
Term Loan A-3	First Lien	-	-	(62,791)	-	62,791	-	-
Term Loan A-4	First Lien	1,159,263	-	(1,505,537)	-	346,274	-	-
Term Loan A-5	First Lien	4,415,603	-	(978,119)	-	(3,437,484)	-	-
Term Loan A-6	First Lien	1,096,456	-	-	-	(400,206)	696,250	-
Term Loan A-7	First Lien	1,644,685	-	-	-	(600,310)	1,044,375	-
Term Loan A-8	First Lien	-	816,517	-	-	(298,029)	518,488	-
Term Loan A-9	First Lien	-	899,683	-	-	(328,384)	571,299	-
Term Loan A-10	First Lien	-	1,032,440	-	-	(376,841)	655,599	-
Term Loan A-11	First Lien	-	1,168,212	-	-	(426,397)	741,815	-
Revolver	First Lien	63,597	-	-	-	(63,597)	-	-
EH Holdco, LLC Common Units	Equity	-	-	-	-	-	-	-
EH Holdco, LLC Series A Preferred Units	Equity	-	-	-	-	-	-	-
J.R. Watkins, LLC
Term Loan	First Lien	$3,399,302	$-	$-	$-	$(2,311,525)	1,087,777	-
Revolver	First Lien	3,174,226	138,000	-	-	138,000	3,450,226	-
Class A Preferred	Equity	-	-	-	-	-	-	-
Class A Units	Equity	-	-	-	-	-	-	-
Total control investments		$14,953,132	$4,054,852	$(2,966,387)	$-	$(7,275,768)	$8,765,829	$-

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

Stellus Capital Investment Corporation

Consolidated Schedule of Investments

September 30, 2026

(unaudited)

(24)	Affiliate investments are defined by the 1940 Act as investments in which between 5% and 25% (inclusive) of the voting securities are owned and the investments are not classified as Control investments. The Company did not have any investments in portfolio companies which exceeded 5% of the Company’s total assets. Changes in the fair values of the Company’s non-controlled, affiliated investments during the nine months ended September 30, 2026 were as follows:

		December 31, 2025	Gross Additions	Gross Reductions	Amount of Realized	Amount of Unrealized	September 30, 2026	Interest Income
Investments	Security	Value	(a)	(b)	Loss	Appreciation (Depreciation)	Value	(c)
ArborWorks, LLC
Term Loan	First Lien	$4,031,455	$454,759	$-	$-	$-	$4,486,214
Revolver	First Lien	1,815,868	639,691	-	-	-	2,455,559
ArborWorks Intermediate Holdco, LLC Class A-1 Preferred Units	Equity	6,317,213	-	-	-	1,344,770	7,661,983
ArborWorks Intermediate Holdco, LLC Class B-1 Preferred Units	Equity	-	-	-	-	-	-
ArborWorks Intermediate Holdco, LLC Class A-1 Common Units	Equity	-	-	-	-	-	-
Recharged Opco, LLC
Term Loan	First Lien	$2,901,994	$4,609	$8,984	$-	$(812,307)	$2,103,280
Revolver	First Lien	45,298	-	-	-	(12,468)	32,830
Priority Revolver	First Lien	40,446	-	-	-	-	40,446
Priority Revolver	First Lien	40,000	-	-	-	-	40,000
Priority Revolver	First Lien	90,000	-	-	-	-	90,000
Priority Revolver	First Lien	20,000	-	-	-	-	20,000
Priority Revolver	First Lien	62,000	-	-	-	-	62,000
Priority Revolver	First Lien	240,000	-	-	-	-	240,000
Priority Revolver	First Lien	65,000	10,000	-	-	10,000	85,000
Delayed Draw Term Loan	First Lien	53,668	49	95	-	(14,915)	38,897
Recharged Holdings, LLC Common Units	Equity	-	-	-	-	-	-
Simpler Trading, LLC
Term Loan (SBIC)	First Lien	$2,868,074	$220,369	$-	$-	$-	$3,088,443	$225,032
Revolver	First Lien	-	-	-	-	-	-	76
Trade Education Holdings, L.L.C. Class A Units	Equity	-	-	-	-	-	-	-
Simpler Trading, LLC Preferred Units (SBIC)	Equity	882,600	-	-	-	(393,153)	489,447	-
Simpler Ultimate Holdings, LLC Class A Units (SBIC)	Equity	-	-	-	-	-	-	-
Watterson Renewalco Holdings, LLC
Term Loan	First Lien	$-	$5,863,524	-	$-	$-	$5,863,524	$977
Priority Revolver	First Lien	-	-	-	-	-	-	678
Common Units	Equity	-	-	-	-	-	-	-
Preferred Units	Equity	-	2,895,914	-	-	(106,351)	2,789,563	-
Total non-controlled, affiliated investments		$19,473,616	$10,088,915	$9,079	$-	$15,576	$29,587,186	$226,763

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

(25)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $100,000, with an unfunded rate of 0.00% and a maturity of August 31, 2027. The Company has full discretion to fund the revolver commitment.
(26)	Investment has been on non-accrual since the later of September 30, 2025 or the investment date. The stated coupon rate is presented for reference, but both the cash and PIK interest rates are reflected as 0% to indicate that, consistent with the Company’s revenue recognition policy, no interest income is currently being accrued or recognized.
(27)	Investment has been on non-accrual since the later of August 21, 2024 or the investment date.
(28)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,526,600, with an unfunded rate of 0.50% and a maturity of June 22, 2029. The Company has full discretion to fund the revolver commitment.
(29)	Excluded from the investment is an uncalled capital commitment in an amount not to exceed $99,799.
(30)	The Company has full discretion to fund the revolver commitment, with an unfunded rate of 0.50% and a maturity of May 30, 2029.
(31)	This loan is convertible to Class A Units at maturity or at the election of the majority of holders.
(32)	Excluded from the investment is an undrawn revolver commitment in an amount not to exceed $1,245,499, with an unfunded rate of 0.00% and a maturity of June 30, 2027. The Company has full discretion to fund the revolver commitment.
(33)	Investment has been on non-accrual since the later of September 1, 2026 or the investment date.

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

September 30, 2026

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

As of September 30, 2026, the Company had issued a total of 28,947,254 shares and raised $419,105,333 in gross proceeds since Inception, incurring an aggregate of $13,093,525 in offering expenses and sales load fees. Additionally, the Company has received $672,917 in offering expenses reimbursements from the Advisor for net proceeds from offerings of $406,684,725. The Company’s shares are currently listed on the New York Stock Exchange under the symbol “SCM”. As of September 30, 2026, the Company repurchased 767,880 shares of its common stock under the Repurchase Program (as defined below) for an aggregate purchase price of $6,594,007, including commissions, at a weighted average net repurchase price of $8.59 per share. See Note 4 to the consolidated financial statements contained herein for further details.

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

On June 4, 2024, the Company formed Stellus Capital SBIC III, LP (the “SBIC III subsidiary”), a Delaware limited partnership. On July 14, 2026, the SBIC III subsidiary received a license from the SBA to operate as an SBIC under Section 301(c) of the SBIC Act. The SBIC III subsidiary and its general partner, Stellus Capital SBIC GP, LLC, are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by the SBIC III subsidiary are included in the consolidated financial statements.

The SBIC licenses allow the SBIC I subsidiary, SBIC II subsidiary and the SBIC III subsidiary (together, the “SBIC subsidiaries”) to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10 year maturities. The SBA, as a creditor, will have a superior claim to the SBIC subsidiaries’ assets over the Company’s stockholders in the event the Company liquidates any or all of the SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC subsidiaries upon an event of default. For the SBIC I subsidiary, SBA regulations limit the amount that the SBIC I subsidiary may borrow to a maximum of $150,000,000 when it has at least $75,000,000 in regulatory capital, as such term is defined by the SBA. For the SBIC II subsidiary, SBA regulations limit the amounts that the SBIC II subsidiary may borrow to $175,000,000 when it has at least $87,500,000 in regulatory capital, as such term is defined by the SBA. For the SBIC III subsidiary, SBA regulations limit the amounts that the SBIC III subsidiary may borrow to $250,000,000 when it has at least $125,000,000 in regulatory capital, as such term is defined by the SBA, subject to the increased family of funds limit of $475,000,000 across all of the Company’s SBIC subsidiaries and applicable SBA regulations and policies.

As of September 30, 2026 and December 31, 2025, the SBIC I subsidiary had $64,065,000 and $75,000,000 in regulatory capital, respectively.

As of both September 30, 2026 and December 31, 2025, the SBIC II subsidiary had $87,500,000 in regulatory capital.

As of September 30, 2026, the SBIC III subsidiary had $35,000,000 in regulatory capital.

As of September 30, 2026 and December 31, 2025, the SBIC I subsidiary had $85,000,000 and $124,000,000 of SBA-guaranteed debentures outstanding, respectively. As of both September 30, 2026 and December 31, 2025, the SBIC II subsidiary had $175,000,000 of SBA-guaranteed debentures outstanding. As of September 30, 2026, the SBIC III subsidiary had $0 of SBA-guaranteed debentures outstanding.

See footnotes (4) and (5) of the Consolidated Schedule of Investments for additional information regarding the treatment of investments in the SBIC subsidiaries with respect to the Credit Facility (as defined in Note 9).

Under the provisions of the 1940 Act, the Company is permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that its asset coverage ratio, as defined in the 1940 Act, equals at least 150% of its gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of September 30, 2026, the Company’s asset coverage ratio was 198%.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with U.S. GAAP are omitted. The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the interim periods included herein. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the full year. Also, the unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025.

In accordance with Regulation S-X under the Exchange Act, the Company does not consolidate portfolio company investments. The accounting records of the Company are maintained in U.S. dollars.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, the Company has observed and continues to observe macroeconomic uncertainty as a result of various events and trends, including labor resource shortages, increased commodity inflation, fluctuating interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs on the United States or its trading partners, and the global conflict in the Middle East, including Iran. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

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

As of September 30, 2026, cash balances totaling $411,437, including foreign currency of $278,204 (acquisition cost of $278,204), exceeded Federal Deposit Insurance Corporation insurance protection levels of $250,000 by $161,437. In addition, as of September 30, 2026, the Company held $1,912,963 in money market mutual funds, a cash equivalent, which are carried at net asset value, which is considered a Level 1 valuation technique. All of the Company’s cash deposits are held at large, established, high-credit quality financial institutions, and management believes that risk of loss associated with any uninsured balances is remote.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

approximate the fair value of these items due to the short maturity of these instruments, which are considered Level 2 in the fair value hierarchy.

The Credit Facility, SBA-guaranteed debentures, and Notes Payable (as defined in Note 11) are carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2026, the estimated fair value of the Credit Facility approximates the carrying value because the interest rates adjust to the current market interest rate (Level 3 classification). Valuation techniques and significant inputs used to determine fair value include company details; credit, market and liquidity risk and events; financial health of the company; place in the capital structure; interest rate; and terms and conditions of the Credit Facility. The estimated fair value of the SBA-guaranteed debentures and Notes Payable was determined by discounting projected remaining payments using market interest rates for borrowings of the Company and entities with similar credit risks at the measurement date. Notes Payable for which readily available market quotations do not exist are valued using prices provided by independent pricing services, which may incorporate matrix pricing and/or independent broker quotations. At the measurement date, the estimated fair values of the SBA-guaranteed debentures and 2030 Notes Payable (as defined below) as prepared for disclosure purposes was $239,067,291 (Level 3 classification) and $124,612,500 (Level 2 classification), respectively. See Note 6 to the Consolidated Financial Statements contained herein for further discussion regarding the fair value measurements and hierarchy.

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

Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement and related prospectuses. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering is consummated and shown on the Consolidated Statements of Changes in Net Assets as a reduction to paid-in capital. As of September 30, 2026, the Company had $75,000 of deferred offering costs on the Consolidated Statements of Assets and Liabilities.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

September 30, 2026

(unaudited)

●	the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business;
●	comparisons of financial ratios of peer companies that are public;
●	comparable merger and acquisition transactions; and
●	the principal market and enterprise values.

Revenue Recognition

The Company records interest income on an accrual basis to the extent such interest is deemed collectible. Payment-in-kind (“PIK”) interest represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. The Company will not accrue any form of interest on loans and debt securities if it has reason to doubt its ability to collect such interest. When a loan or debt security is placed on non-accrual status, the accrual of interest income, including PIK interest, is discontinued and accrued and unpaid interest is generally reversed. In addition, the accretion of original issue discount and other discounts is generally discontinued. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the outstanding principal and interest. Non-accrual investments are restored to accrual status when past due principal and interest are paid and the repayment of the remaining contractual principal and interest is expected. Loan origination fees, original issue discount and market discounts or premiums are capitalized, and the Company then accretes or amortizes such amounts using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fee is recorded as interest income. The Company records prepayment premiums on loans and debt securities as other income. Dividend income, if any, will be recognized on the ex-dividend date.

A presentation of the interest income the Company has earned from its portfolio companies for the three and nine months ended September 30, 2026 and 2025 is as follows:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Loan interest	$18,781,744	$22,752,870	$57,145,971	$67,234,416
PIK income	1,640,947	1,378,166	5,033,682	3,870,717
Fee amortization income(1)	718,364	799,208	2,188,634	2,351,134
Fee income acceleration(2)	57,344	82,509	666,543	337,807
Total Interest Income	$21,198,399	$25,012,753	$65,034,830	$73,794,074
(1)	Includes amortization of fees on unfunded commitments.
(2)	Unamortized loan origination fees recognized upon full or partial realization of investment.

To maintain the Company’s treatment as a RIC, substantially all of this income must be paid to stockholders in the form of distributions, even if the Company has not collected any cash.

Management considers portfolio company-specific circumstances as well as other economic factors in determining the collectability of interest income. As of September 30, 2026, the Company had loans to six portfolio companies that were on non-accrual status, which represented approximately 9.6% of the Company’s total investments at cost and 5.4% at fair value. As of December 31, 2025, the Company had loans to five portfolio companies that were on non-accrual status, which represented approximately 7.5% of the Company’s total investments at cost and 4.1% at fair value. As of September 30, 2026 and December 31, 2025, $17,316,765 and $11,182,515, respectively, of income from investments on non-accrual had not been accrued. If a loan or debt security’s status significantly improves

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

regarding the debtor’s ability to service the debt or other obligations, or if a loan or debt security is sold or written off, the Company will remove it from non-accrual status.

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

Foreign currency amounts are translated into U.S. Dollars on the following basis:

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

The Company generally is subject to a nondeductible 4% U.S. federal excise tax if it does not distribute to its stockholders in a timely manner in each taxable year, an amount at least equal to the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of the amount by which the Company’s capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year, and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may choose not to distribute all its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount of cash available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

Current income tax expense for the three months ended September 30, 2026 and 2025 of $307,096 and $515,686, respectively, was mostly related to excise and franchise taxes. Income tax expense for the nine months ended September 30, 2026 and 2025 of $697,252 and $1,444,184, respectively, was mostly related to excise and franchise taxes.

The Company evaluates tax positions taken or expected to be taken while preparing its tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the applicable period. As of September 30, 2026 and December 31, 2025, the Company had not recorded a liability for any unrecognized tax positions. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an ongoing analysis of tax laws, regulations and interpretations thereof. The Company’s policy is to include interest and penalties related to income taxes, if applicable, in general and administrative expenses. Any such expenses for the three and nine months ended September 30, 2026 and 2025 were de minimis.

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

For both the three and nine months ended September 30, 2026 and September 30, 2025, the Company did not record deferred income tax benefit or provision related to the Taxable Subsidiaries. In addition, as of both September 30, 2026 and December 31, 2025, the Company had a net deferred tax liability of $0.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

Distributable (Loss) Earnings

The components that make up distributable (loss) earnings on the Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Accumulated net realized loss from investments, net of cumulative dividends of $30,352,761 for both periods	$(46,453,205)	$(39,963,218)
Net realized loss on foreign currency translations	(311,318)	(282,145)
Net unrealized depreciation on investments and cash equivalents, net of deferred tax liability of $0 for both periods	(22,572,819)	(18,419,231)
Net unrealized (depreciation) appreciation on foreign currency translations	(9,833)	17,854
Accumulated undistributed net investment income	27,415,053	31,966,956
Total distributable loss	$(41,932,122)	$(26,679,784)

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

September 30, 2026

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

For the three and nine months ended September 30, 2026, the Company recorded an expense for base management fees of $4,355,563 and $13,141,690, respectively. For the three and nine months ended September 30, 2025, the Company recorded an expense for base management fees of $4,401,305 and $12,735,472, respectively. As of September 30, 2026 and December 31, 2025, $4,355,563 and $4,442,705 of such management fees, respectively, were payable to Stellus Capital.

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

For the three and nine months ended September 30, 2026, the Company incurred $581,482 and $839,054 of Income Incentive Fees, respectively. For the three and nine months ended September 30, 2025, the Company incurred $2,166,047 and $6,460,613 of Income Incentive Fees, respectively. As of September 30, 2026 and December 31, 2025, $1,335,939 and $2,317,429, respectively, of such Income Incentive Fees were payable to the Advisor, of which $538,879 and $1,539,724, respectively, were currently payable (as explained below). As of September 30, 2026 and December 31, 2025, $797,060 and $777,705, respectively, of Income Incentive Fees incurred but not paid

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received by the Company in cash. For the three and nine months ended September 30, 2026, $0 and $49,644, respectively, of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation. For the three and nine months ended September 30, 2025, $471,251 and $2,643,020, respectively, of Income Incentive Fees accrued but not paid by the Company were permanently written off due to the Cumulative Pre-Incentive Fee Net Return limitation.

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

For both the three and nine months ended September 30, 2026 and 2025, the Company did not incur any Capital Gains Incentive Fee. As of both September 30, 2026 and December 31, 2025, no Capital Gains Incentive Fees were accrued.

The following tables summarize the components of the incentive fees discussed above:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income incentive fees incurred	$581,482	$2,166,047	$839,054	$6,460,613
Income incentive fees waived	—	(471,251)	(49,644)	(2,643,020)
Incentive fees expense	$581,482	$1,694,796	$789,410	$3,817,593

	September 30, 2026	December 31, 2025
Investment income incentive fee currently payable	$538,879	$1,539,724
Investment income incentive fee deferred	797,060	777,705
Incentive fee payable	$1,335,939	$2,317,429

Director Fees

For the three and nine months ended September 30, 2026, the Company recorded an expense relating to independent director fees of $96,250 and $309,750, respectively. For the three and nine months ended September 30, 2025, the Company recorded an expense relating to independent director fees of $93,250 and $297,750, respectively. As of both September 30, 2026 and December 31, 2025, the Company had no unpaid independent director fees.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

In addition, we have submitted a new application for exemptive relief that, if granted, will supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. Notice of the new order for exemptive relief was delivered on October 14, 2026. Absent a request for a public hearing, we expect the new order to be issued on November 10, 2026, however, there is no guarantee that the SEC will grant such new order.

Administrative Agent

The Company serves as the administrative agent on certain investment transactions, including co-investments with its affiliates under the Order. As of September 30, 2026, there was $685,547 due to related parties related to interest paid by a borrower to the Company as administrative agent, which is included in “Related party payable” on the Consolidated Statement of Assets and Liabilities. As of December 31, 2025, there was no cash due to related parties related to interest paid by a borrower to a Company as administrative agent.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC.

For the three and nine months ended September 30, 2026, the Company recorded expenses of $525,480 and $1,565,785, respectively, related to the Administration Agreement, which are included in “Administrative services expenses” on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company recorded expenses of $489,176 and $1,258,279, respectively, related to the Administration Agreement, which are included in “Administrative services expenses” on the Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $525,480 and $530,739, respectively, remained payable to Stellus Capital related to the Administration Agreement and were included in “Administrative services payable” on the Consolidated Statements of Assets and Liabilities.

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

September 30, 2026

(unaudited)

NOTE 3 — DISTRIBUTIONS

Distributions are generally declared by the Company’s Board each calendar quarter and recognized as distribution liabilities on the declaration date. Stockholder distributions, if any, are determined by the Board. Any distribution to stockholders will be declared out of assets legally available for distribution.

For the three and nine months ended September 30, 2026, the Company declared aggregate distributions of $0.25 and $0.93 per share on its common stock, respectively. For the three and nine months ended September 30, 2025, the Company declared aggregate distributions of $0.40 and $1.20 per share on its common stock, respectively. The distributions declared for the three and nine months ended September 30, 2025 differ from the amounts disclosed in the Consolidated Statements of Operations as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period-end. The Company has declared aggregate distributions of $19.08 per share on its common stock since Inception as described below:

Date Declared	Record Date	Payment Date	Per Share(1)
Fiscal 2012				$0.18
Fiscal 2013				$1.36
Fiscal 2014				$1.42
Fiscal 2015				$1.36
Fiscal 2016				$1.36
Fiscal 2017	Various			$1.36
Fiscal 2018				$1.36
Fiscal 2019				$1.36
Fiscal 2020				$1.15
Fiscal 2021				$1.14
Fiscal 2022				$1.30
Fiscal 2023				$1.60
Fiscal 2024				$1.60
Fiscal 2025				$1.60
Fiscal 2026			$
January 16, 2026	January 30, 2026	February 13, 2026		$0.1133
January 16, 2026	February 27, 2026	March 13, 2026		$0.1133
January 16, 2026	March 31, 2026	April 15, 2026		$0.1133
April 14, 2026	April 30, 2026	May 15, 2026		$0.1133
April 14, 2026	May 29, 2026	June 15, 2026		$0.1133
April 14, 2026	June 30, 2026	July 15, 2026		$0.1133
July 16, 2026	July 31, 2026	August 14, 2026		$0.0833
July 16, 2026	August 31, 2026	September 15, 2026		$0.0833
July 16, 2026	September 30, 2026	October 15, 2026		$0.0833
Total				$19.08
(1)	Distributions for fiscal years 2012 through 2025 are shown in aggregate amounts.

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

Although distributions paid in the form of additional shares of the Company’s common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, investors participating in the Company’s DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes. Any distributions reinvested through the issuance of shares through the Company’s DRIP will increase the Company’s gross assets on which the base management fee and the incentive fee are determined and paid to Stellus Capital. The Company did not issue any new shares in connection with the DRIP during either of the three and nine months ended September 30, 2026 or 2025.

NOTE 4 — EQUITY OFFERINGS AND REPURCHASES AND RELATED EXPENSES

The table below illustrates the number of common stock shares the Company issued (repurchased) since Inception through various equity offerings and pursuant to the Company’s DRIP.

							Average
	Number of	Gross	Underwriting	Offering	Fees Covered	Net	Offering/
Issuance/(Repurchase) of Common Stock	Shares	Proceeds(1)(2)	Fees	Expenses	by Advisor	Proceeds/(Payments)(3)	(Repurchase) Price
Year ended December 31, 2012	12,035,023	$180,522,093	$4,959,720	$835,500	$—	$174,726,873	$14.90
Year ended December 31, 2013	63,998	899,964	—	—	—	899,964	14.06
Year ended December 31, 2014	380,936	5,485,780	75,510	29,904	—	5,380,366	14.47
Year ended December 31, 2017	3,465,922	48,741,406	1,358,880	307,021	—	47,075,505	14.06
Year ended December 31, 2018	7,931	93,737	—	—	—	93,737	11.85
Year ended December 31, 2019	3,177,936	45,862,995	1,015,127	559,261	37,546	44,326,153	14.43
Year ended December 31, 2020	354,257	5,023,843	5,680	84,592	66,423	4,999,994	14.40
Year ended December 31, 2021	31,592	449,515	6,744	53,327	4,255	393,699	14.23
Year ended December 31, 2022	149,174	2,070,935	31,066	530,842	87,605	1,596,632	13.88
Year ended December 31, 2023	4,458,873	62,871,349	943,248	247,701	477,088	62,157,488	14.10
Year ended December 31, 2024	3,355,476	46,494,756	698,166	435,390	—	45,361,200	13.65
Year ended December 31, 2025	1,466,136	20,588,960	308,998	606,848	—	19,673,114	13.83
Quarter ended March 31, 2026	—	—	—	—	—	—	—
Quarter ended June 30, 2026	(274,343)	(2,436,708)	10,974	—	—	(2,447,682)	(8.92)
Quarter ended September 30, 2026	(493,537)	(4,126,583)	19,742	—	—	(4,146,325)	(8.40)
Total	28,179,374	$412,542,042	$9,433,855	$3,690,386	$672,917	$400,090,718
(1)	Net of partial share transactions. Such share transactions impacted gross proceeds by ($94), $757, ($1,051), ($142), ($31) and ($29) for the years ended December 31, 2020, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)	Includes common stock shares issued under the DRIP of $228,943 and $94,788 during the years ended December 31, 2020 and 2018, respectively; $0 for the three and nine months ended September 30, 2026 and years ended December 31, 2025, 2024, 2023, 2022, 2021, 2019, 2017, 2016 and 2015, and $390,505, $938,385, and $113,000 for the years ended December 31, 2014, 2013, and 2012, respectively.
(3)	Total Net Proceeds per this equity table will differ from the Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025 in the amount of $8,825,985, which represents a cumulative tax reclassification of stockholders’ equity in accordance with U.S. GAAP. This reclassification reduces paid-in capital and increases (decreases) distributable earnings (loss) (by increasing (decreasing) accumulated undistributed gain (deficit)).

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

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

The Company did not issue any shares during the three and nine months ended September 30, 2026, respectively, under the ATM Program.

Share Repurchase Program

On March 3, 2026, the Company announced that its Board authorized a program for the purpose of repurchasing up to $20,000,000 of its shares of common stock (the “Repurchase Program”). Under the Repurchase Program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time, provided that the Company complies with the requirements under its Code of Ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market volume and timing constraints. The Company sent an additional notice of the Repurchase Program to stockholders on October 16, 2026. Unless amended or extended by the Board, the Repurchase Program will expire on the earlier of March 2, 2027 or when $20,000,000 of the Company's outstanding shares of common stock have been repurchased.

During the three and nine months ended September 30, 2026, the Company repurchased 493,537 and 767,880 shares of its common stock, respectively, under the Repurchase Program for an aggregate purchase price of $4,146,325 and $6,594,007, respectively, including commissions, at a weighted average net repurchase price of $8.40 and $8.59 per share, respectively.

NOTE 5 — NET (DECREASE) INCREASE IN NET ASSETS PER COMMON SHARE

The following information sets forth the computation of net increase in net assets resulting from operations per common share for the three and nine months ended September 30, 2026 and 2025.

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net (decrease) increase in net assets resulting from operations	$(6,373,879)	$6,692,028	$11,488,155	$21,830,983
Weighted average common shares	28,465,675	28,480,472	28,758,889	28,168,527
Net (decrease) increase in net assets resulting from operations per common share	$(0.22)	$0.23	$0.40	$0.78

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

At September 30, 2026, the Company had investments in 119 portfolio companies. The composition of the Company’s investments as of September 30, 2026 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$915,694,450	$864,050,328
Senior Secured – Second Lien	7,615,000	7,615,000
Unsecured Debt	356,877	119,699
Equity	65,324,733	94,360,787
Total Investments	$988,991,060	$966,145,814
(1)	Includes unitranche investments, which accounted for 4.5% of the Company’s portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. The Company’s unitranche loans will expose it to certain risk associated with second lien and subordinated loans to the extent it invests in the “last-out” tranche.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

The Company’s investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Company had 76 and 77 of such investments, respectively, with aggregate unfunded commitments of $43,761,443 and $53,380,015, respectively. The Company maintains sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

The aggregate gross unrealized appreciation and depreciation and the aggregate cost and fair value of the Company’s portfolio company securities as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Aggregate cost of portfolio company securities	$988,991,060	$1,026,139,686
Gross unrealized appreciation of portfolio company securities	62,444,888	59,298,870
Gross unrealized depreciation of portfolio company securities	(85,017,707)	(77,718,103)
Gross unrealized appreciation on foreign currency translations of portfolio company securities	2,950	26,900
Gross unrealized depreciation on foreign currency translations of portfolio company securities	(275,377)	(123,958)
Aggregate fair value of portfolio company securities	$966,145,814	$1,007,623,395

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of September 30, 2026 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$864,050,328	$864,050,328
Senior Secured – Second Lien	—	—	7,615,000	7,615,000
Unsecured Debt	—	—	119,699	119,699
Equity	—	—	94,360,787	94,360,787
Total Investments	$—	$—	$966,145,814	$966,145,814

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

The fair values of the Company’s investments disaggregated into the three levels of the fair value hierarchy based upon the lowest level of significant input used in the valuation as of December 31, 2025 were as follows:

	Quoted Prices
	in Active
	Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Securities	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Senior Secured – First Lien	$—	$—	$908,669,800	$908,669,800
Senior Secured – Second Lien	—	—	12,025,000	12,025,000
Unsecured Debt	—	—	123,789	123,789
Equity	—	—	86,804,806	86,804,806
Total Investments	$—	$—	$1,007,623,395	$1,007,623,395

The change in aggregate values of Level 3 portfolio investments during the nine months ended September 30, 2026 was as follows:

	Senior Secured	Senior Secured
	Loans-First	Loans-Second	Unsecured
	Lien	Lien	Debt	Equity	Total
Fair value at beginning of period	$908,669,800	$12,025,000	$123,789	$86,804,806	$1,007,623,395
Purchases of investments	80,094,843	—	37,851	6,252,667	86,385,361
PIK interest	5,022,777	—	10,905	—	5,033,682
Sales and redemptions	(117,738,966)	(4,500,000)	(10,304)	(1,931,206)	(124,180,476)
Realized losses	(5,273,158)	—	—	(1,091,275)	(6,364,433)
Change in unrealized depreciation (appreciation) included in earnings(1)	(8,529,836)	86,653	(41,474)	4,331,069	(4,153,588)
Change in unrealized depreciation on foreign currency included in earnings	(169,027)	—	(1,068)	(5,274)	(175,369)
Amortization of premium and accretion of discount, net	1,973,895	3,347	—	—	1,977,242
Fair value at end of period	$864,050,328	$7,615,000	$119,699	$94,360,787	$966,145,814
(1)	Includes reversal of positions during the nine months ended September 30, 2026.

There were no Level 3 transfers during the nine months ended September 30, 2026.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

The following is a summary of geographical concentration of the Company’s investment portfolio as of September 30, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$181,107,836	$171,034,717	17.70%
Texas	125,290,938	115,603,559	11.96%
Florida	99,712,998	89,945,980	9.31%
New York	61,507,128	62,426,341	6.46%
Pennsylvania	48,009,188	49,170,162	5.09%
Illinois	61,632,740	47,593,650	4.93%
Arizona	39,109,782	43,937,315	4.55%
Canada	42,254,126	42,426,073	4.39%
Colorado	32,948,722	32,179,689	3.33%
North Carolina	31,352,921	32,058,333	3.32%
Ohio	26,081,663	31,726,204	3.28%
Tennessee	28,989,450	26,902,485	2.78%
Iowa	22,500,898	22,675,172	2.35%
District of Columbia	16,563,985	22,612,548	2.34%
Virginia	19,690,547	20,267,263	2.10%
New Jersey	19,811,362	19,002,414	1.97%
Georgia	6,044,832	17,442,619	1.80%
Michigan	16,132,582	16,486,153	1.71%
Minnesota	15,168,367	16,094,166	1.67%
Wisconsin	25,018,074	15,131,953	1.57%
Missouri	12,256,636	12,555,353	1.30%
Massachusetts	11,979,962	11,898,404	1.23%
Maine	10,083,372	10,083,819	1.04%
Louisiana	9,364,964	9,626,929	1.00%
Oregon	8,818,319	8,977,434	0.93%
Idaho	8,224,140	8,247,180	0.85%
Maryland	7,320,524	7,331,491	0.76%
Washington	1,273,384	1,941,602	0.20%
South Carolina	290,158	398,012	0.04%
United Kingdom	451,462	368,794	0.04%
Total Investments	$988,991,060	$966,145,814	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

The following is a summary of industry concentration of the Company’s investment portfolio as of September 30, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$284,920,942	$292,575,098	30.29%
High Tech Industries	83,865,625	88,059,255	9.11%
Healthcare & Pharmaceuticals	80,605,560	82,117,736	8.50%
Capital Equipment	73,865,174	79,402,724	8.22%
Media: Advertising, Printing & Publishing	66,678,581	64,768,812	6.70%
Beverage & Food	54,704,297	54,285,842	5.62%
Consumer Goods: Non-Durable	59,292,352	48,706,985	5.04%
Services: Consumer	42,704,151	39,255,744	4.06%
Construction & Building	36,739,149	38,275,689	3.96%
Consumer Goods: Durable	35,286,293	27,606,736	2.86%
Aerospace & Defense	27,245,061	25,393,176	2.63%
Environmental Industries	21,439,798	25,095,707	2.60%
Chemicals, Plastics, & Rubber	18,971,046	18,857,855	1.95%
Transportation & Logistics	16,733,282	15,931,350	1.65%
Retail	14,644,242	14,659,089	1.52%
Energy: Oil & Gas	12,188,268	11,250,014	1.16%
Containers, Packaging, & Glass	19,980,588	9,726,923	1.01%
Wholesale	8,894,620	8,990,007	0.93%
Media: Diversified & Production	5,835,337	5,839,007	0.60%
Finance	-	5,043,686	0.52%
FIRE: Real Estate	19,369,665	4,227,826	0.44%
Education	5,027,029	3,577,890	0.37%
Media: Broadcasting & Subscription	-	2,498,663	0.26%
Total Investments	$988,991,060	$966,145,814	100.00%

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2026. During the nine months ended September 30, 2026, investments valued at $52,954,796 changed valuation techniques from transaction value to the income and market approaches, as applicable, due to the transaction price no longer being reflective of current market conditions.

Description:	Fair Value	Valuation Technique	Unobservable Inputs(6)	Range (Weighted Average)
First lien debt	$723,012,712	Income approach(1)(2)	HY credit spreads	-1.71% to 15.77% (0.00%)
			Risk free rates	0.36% to 2.83% (1.07%)
	$110,031,431	Market approach(1)	EBITDA multiple	5.0x to 10.5x (8.3x)(3)
	$31,006,185	Transaction value	Transaction price	N/A

Second lien debt	$7,615,000	Income approach(1)(2)	HY credit spreads	0.02% to 0.02% (0.02%)
			Risk free rates	1.08% to 1.08% (1.08%)

Unsecured debt	$39,029	Income approach(1)(2)	HY credit spreads	-0.16% to -0.16% (-0.16%)
			Risk free rates	0.80% to 0.80% (0.80%)
	$80,670	Market approach(1)	EBITDA multiple	8.3x to 9.3x (8.3x)(3)

Equity investments	$78,703,093	Market approach(4)	EBITDA multiple	4.6x to 18.1x (10.8x)
			Revenue multiple	1.6x to 9.3x (7.2x)
	$15,657,694	Transaction value	Transaction price	N/A

Total Long Term Level 3 Investments	$966,145,814
(1)	Weighted average based on fair value as of September 30, 2026.
(2)	Included but not limited to (a) the market approach, which is used to determine sufficient enterprise value, and (b) the income approach, which is based on discounting future cash flows using an appropriate market yield.
(3)	The Company calculates the price of the loan by discounting future cash flows, which include forecasted future BSBY, SOFR, or SONIA rates based on the published forward curve at the valuation date, using an appropriate yield calculated as of the valuation date. This yield is calculated based on the loan’s yield at the original investment and is adjusted as of the valuation date based on: changes in comparable credit spreads, changes in risk free interest rates (per swap rates), and changes in credit quality (via an estimated shadow rating). Significant movements in any of these factors could result in a significantly lower or higher fair value measurement. As an example, the “Range (Weighted Average)” for first lien debt investments in the table above indicates that the change in the HY credit spreads between the date a loan closed and the valuation date ranged from (1.71)% ( (171) basis points) to 15.77% (1,577 basis points). The average of all changes was 0.00% (0 basis points).
(4)	Median of LTM (last twelve months) EBITDA multiples of comparable companies.
(5)	The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple (the “Multiple”). To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiple, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.
(6)	Significant increases (decreases) in HY credit spreads, in isolation, would generally result in a significantly lower (higher) fair value measurement for debt investments valued using the income approach. Significant increases (decreases) in EBITDA multiples and revenue multiples, in isolation, would generally result in a significantly higher (lower) fair value measurement for investments valued using the market approach. Significant increases (decreases) in transaction prices, in isolation, would generally result in a significantly higher (lower) fair value measurement for investments valued using the transaction approach. Changes in risk free rates would generally have an inverse relationship with fair value.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

As of September 30, 2026, the Company had $43,426,490 in unfunded debt commitments and $334,953 in unfunded equity commitments to 76 existing portfolio companies. As of December 31, 2025, the Company had $52,991,159 in unfunded debt

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

commitments and $388,856 in unfunded equity commitments to 77 existing portfolio companies. As of September 30, 2026, the Company had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

NOTE 8 — FINANCIAL HIGHLIGHTS

For the nine months ended

September 30, 2026	September 30, 2025
(unaudited)	(unaudited)
Per Share Data:(1)
Net asset value at beginning of period	$12.82	$13.46
Net investment income	0.77	1.01
Change in unrealized depreciation on investments	(0.14)	(0.09)
Net realized loss	(0.23)	(0.13)
Gain (loss) on debt extinguishment	—	(0.01)
Total from operations	$0.40	$0.78
Sales load	—	(0.01)
Offering costs	—	(0.01)
Stockholder distributions from:
Net investment income	(0.93)	(1.20)
Accretive effect of stock offerings (issuing shares above net asset value per share)	0.11	0.02
Other(6)	—	0.01
Net asset value at end of period	$12.40	$13.05
Per share market value at end of period	$7.42	$13.06
Total return based on market value(2)	(35.18)%	3.33%
Weighted average shares outstanding for the period	28,758,889	28,168,527
Ratio/Supplemental Data:(1)
Net assets at end of period	$349,332,611	$377,730,327
Weighted average net assets	$366,158,074	$374,769,974
Annualized ratio of gross operating expenses to net assets(5)	16.74%	18.22%
Annualized ratio of net operating expenses to net assets(5)(7)	16.72%	17.28%
Annualized ratio of interest expense and other fees to net assets	9.41%	9.24%
Annualized ratio of net investment income before fee waiver to net assets(5)	8.08%	9.22%
Annualized ratio of net investment income to net assets(5)(7)	8.10%	10.16%
Portfolio turnover(3)	8.49%	8.69%
Notes payable	$125,000,000	$175,000,000
Credit Facility payable	$230,649,906	$167,638,569
SBA-guaranteed debentures	$260,000,000	$299,000,000
Asset coverage ratio(4)	1.98	x	2.10	x
(1)	Based on weighted average shares of common stock outstanding for the period.
(2)	Total return on market value is based on the change in market price per share since the end of the prior year and assumes enrollment in the Company’s DRIP. The total returns are not annualized.
(3)	Portfolio turnover is calculated as the lesser of purchases or sales and repayments of investments divided by average portfolio balance and is not annualized.
(4)	Asset coverage ratio is equal to total assets less all liabilities and indebtedness not represented by senior securities over the aggregate amount of the senior securities. SBA-guaranteed debentures are excluded from the numerator and denominator.
(5)	These ratios include the impact of income tax benefit (provision) on net unrealized depreciation (appreciation) in Taxable Subsidiaries of $0 and $0 for the nine months ended September 30, 2026 and 2025, respectively, which are not reflected in total operating expenses or net investment income. The impact of the tax benefit (provision) on net unrealized depreciation (appreciation) to weighted average net assets for the nine months ended September 30, 2026 and 2025 was 0.00% and 0.00%, respectively.
(6)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of the period-end.
(7)	Net of 0.03% and 1.17% from expenses reimbursed and fees waived by the Advisor for each respective period.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

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

The Company’s obligations to the lenders are secured by a first priority security interest in its portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short-term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10,000,000, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2026 and December 31, 2025, the Company was in compliance with these covenants.

As of September 30, 2026 and December 31, 2025, $230,649,906 and $236,649,288, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for the Company’s own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2026, the Company has incurred costs of $8,979,051 in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $341,979 of costs from a prior credit facility will continue to be amortized over the life of the Credit Facility. As of September 30, 2026 and December 31, 2025, $2,748,329 and $3,481,928, respectively, of such prepaid loan structure fees and administration fees had yet to be amortized. These prepaid loan fees are presented on the Company’s Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the Credit Facility, net of prepaid loan structure fees:

	September 30, 2026	December 31, 2025
Credit Facility payable	$230,649,906	$236,649,288
Prepaid loan structure fees	(2,748,329)	(3,481,928)
Credit Facility payable, net of prepaid loan structure fees	$227,901,577	$233,167,360

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$3,389,960	$3,085,157	$10,798,545	$9,842,739
Loan fee amortization	257,176	319,287	768,598	954,032
Total interest and financing expenses	$3,647,136	$3,404,444	$11,567,143	$10,796,771
Weighted average interest rate	6.0%	7.4%	6.2%	7.3%
Effective interest rate (including fee amortization)	6.5%	8.1%	6.6%	8.0%
Average debt outstanding	$222,919,093	$166,138,980	$234,483,176	$179,383,336
Cash paid for interest and unused fees	$3,388,135	$3,103,346	$10,950,005	$9,816,233

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

As of September 30, 2026 and December 31, 2025, the SBIC I subsidiary had $61,845,000 and $75,000,000 in regulatory capital and $85,000,000 and $124,000,000 of SBA-guaranteed debentures outstanding, respectively. As of September 30, 2026, the SBIC III subsidiary had $35,000,000 in regulatory capital and $0 of SBA-guaranteed debentures outstanding. During the nine months ended September 30, 2026, the SBIC I subsidiary repaid $39,000,000 of SBA-guaranteed debentures that matured during the period and returned $10,935,000 of capital to the Company. As of both September 30, 2026 and December 31, 2025, the SBIC II subsidiary had $87,500,000 in regulatory capital and $175,000,000 of SBA-guaranteed debentures outstanding.

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

On a stand-alone basis, the SBIC subsidiaries held $459,568,237 and $492,710,365 in assets at September 30, 2026 and December 31, 2025, respectively, which accounted for approximately 47.2% and 47.3% of the Company’s total consolidated assets, respectively.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

The following tables summarize the SBIC subsidiaries’ aggregate SBA-guaranteed debentures outstanding as of September 30, 2026:

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

The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair values of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2026 and December 31, 2025, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to the consolidated financial statements contained herein.

As of both September 30, 2026 and December 31, 2025, the Company has incurred $11,148,750 in financing costs related to the SBA-guaranteed debentures since receiving its licenses, which were recorded as prepaid loan fees and are amortized over the life of the debentures. As of September 30, 2026 and December 31, 2025, $2,540,175 and $3,015,937 of prepaid financing costs had yet to be

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following is a summary of the SBA-guaranteed debentures, net of prepaid loan fees:

	September 30, 2026	December 31, 2025
SBA-guaranteed Debentures payable	$260,000,000	$299,000,000
Prepaid loan fees	(2,540,175)	(3,015,937)
SBA-guaranteed Debentures, net of prepaid loan fees	$257,459,825	$295,984,063

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$2,128,408	$2,494,181	$6,516,573	$7,526,849
Debenture fee amortization	155,232	182,435	475,762	553,695
Total interest and financing expenses	$2,283,640	$2,676,616	$6,992,335	$8,080,544
Weighted average interest rate	3.2%	3.2%	3.2%	3.3%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.5%	3.5%
Average debt outstanding	$260,000,000	$305,252,717	$268,142,857	$308,083,333
Cash paid for interest	$4,256,815	$5,039,393	$9,060,100	$10,228,054

NOTE 11 — NOTES

On January 14, 2021, the Company issued $100,000,000 in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “2026 Notes Payable”). On September 30, 2025, the Company prepaid $50,000,000 in aggregate principal of the 2026 Notes Payable. On December 31, 2025, the Company prepaid the remaining $50,000,000 in aggregate principal of the 2026 Notes Payable in full. In connection with the issuance and maintenance of the 2026 Notes Payable, the Company incurred $2,327,835 of fees, which were amortized over the term of the 2026 Notes Payable. As of both September 30, 2026 and December 31, 2025, $0 of prepaid financing costs had yet to be amortized.

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

On April 1, 2025 and September 25, 2025, the Company issued $75,000,000 and $50,000,000, respectively, in aggregate principal amount of 7.250% fixed-rate notes due 2030 (the “2030 Notes Payable” and together with the 2026 Notes Payable, the “Notes Payable”). The 2030 Notes Payable will mature on April 1, 2030 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 1, 2029, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2030 Notes Payable is payable semi-annually. As of September 30, 2026, the aggregate carrying amount of the 2030 Notes Payable was approximately $123,038,555. The 2030 Notes Payable are institutional, non-traded notes.

In connection with the issuance and maintenance of the 2030 Notes Payable, the Company incurred $2,746,803 of fees, which are being amortized over the term of the 2030 Notes Payable. As of September 30, 2026 and December 31, 2025, $1,961,445 and $2,328,591

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

of prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes Payable for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended			For the nine months ended
	September 30, 2026		September 30, 2025	September 30, 2026		September 30, 2025
Interest expense	$—		$1,217,979	$500		$3,655,479
Deferred financing costs	—		112,598	—		334,122
Total interest and financing expenses	$—		$1,330,577	$500		$3,989,601
Weighted average interest rate	N/A	%	4.9%	N/A	%	4.9%
Effective interest rate (including fee amortization)	N/A	%	5.3%	N/A	%	5.3%
Average debt outstanding	$—		$99,456,522	$—		$99,816,850
Cash paid for interest	$—		$2,443,500	$500		$4,881,000

The following table summarizes the interest expense and deferred financing costs on the 2030 Notes Payable for the three and nine months ended September 30, 2026:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$2,271,625	$1,419,792	$6,802,875	$2,794,167
Deferred financing costs	137,677	85,685	408,543	167,629
Discount amortization	34,512	31,959	101,633	63,395
Premium amortization	(31,598)	—	(93,029)	—
Total interest and financing expenses	$2,412,216	$1,537,436	$7,220,022	$3,025,191
Weighted average interest rate	7.2%	7.2%	7.3%	7.3	%(1)
Effective interest rate (including fee amortization)	7.7%	7.8%	7.7%	7.9	%(1)
Average debt outstanding	$125,000,000	$78,260,870	$125,000,000	$76,639,344	(1)
Cash paid for interest	$6,000	$—	$4,537,250	$15,000

(1) Calculated for the period from April 1, 2025, the date of the 2030 Notes Payable offering, through September 30, 2025.

The following is a summary of the 2030 Notes Payable, net of deferred financing costs:

	September 30, 2026	December 31, 2025
2030 Notes Payable	$125,000,000	$125,000,000
Deferred financing costs	(1,914,037)	(2,272,580)
Premium on 2030 Notes Payable	525,116	618,145
Discount on 2030 Notes Payable	(572,524)	(674,156)
2030 Notes Payable, net of deferred financing costs and discount	$123,038,555	$122,671,409

The indenture and supplements thereto relating to the Notes Payable contain certain covenants, including but not limited to (i) a requirement that the Company comply with the asset coverage requirements of the 1940 Act or any successor provisions, and (ii) a requirement to provide financial information to the holders of the notes and the trustee under the indenture if the Company should no longer be subject to the reporting requirements under the Exchange Act. As of September 30, 2026 and 2025, the Company was in compliance with these covenants.

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

NOTE 12 — SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that require recognition or disclosure in these financial statements except for the following described below.

Investment Portfolio

The Company invested in the following portfolio companies subsequent to September 30, 2026:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-on Investment	October 2, 2026	Eskola LLC*	Provider of commercial re-roofing services	$167,505	Senior Secured – First Lien
				$79,263	Delayed Draw Term Loan Commitment
Add-On Investment	October 7, 2026	GS HVAM Intermediate, LLC*	Specialized food distributor	$1,442,585	Revolver Commitment
New Investment	October 16, 2026	MSCP Fulfillment Holdings, Inc.	Third-party logistics and e-commerce fulfillment provider	$6,000,000	Senior Secured – First Lien
				$100,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$125,253	Equity
Add-On Investment	October 19, 2026	Venbrook Group*	An independent insurance services broker	$233,728	Senior Secured – First Lien
Add-on Investment	November 5, 2026	Fidus Investments Holdings, L.P.*	Provider of outsourced electronic product development and engineering services	$267,820	Equity

* Existing portfolio company

The Company realized the following portfolio company investment subsequent to September 30, 2026:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Loss	Instrument Type
Full Realization	October 1, 2026	Exigo, LLC	Software platform for direct selling organizations	$2,979,866	$(5,606,201)	Senior Secured – First Lien
				$-	$(377,535)	Equity

Credit Facility

The outstanding balance under the Credit Facility as of November 9, 2026 was $211,975,000.

SBA-guaranteed Debentures

The outstanding balance under the SBA-guaranteed debentures as of November 9, 2026 was $276,500,000.

Dividends Declared

On October 9, 2026, the Board declared a regular monthly dividend for each of October 2026, November 2026, and December 2026 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
October 9, 2026	October 30, 2026	November 13, 2026	$0.0833
October 9, 2026	November 30, 2026	December 15, 2026	$0.0833
October 9, 2026	December 31, 2026	January 15, 2027	$0.0833

STELLUS CAPITAL INVESTMENT CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(unaudited)

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or Stellus Capital Investment Corporation’s (“we”, “us”, “our” and the “Company”) future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	the effect of investments that we expect to make;
●	the competitive market for investment opportunities in which we operate;
●	the return or impact of current and future investments;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with Stellus Capital Management, LLC (“Stellus Capital” or the “Advisor”);
●	changes in the general economy, including those caused by tariffs and trade disputes with other countries, elevated inflation rates, the results of the U.S. midterm elections and risk of recession;
●	the impact of interest rate volatility on our business and our portfolio companies;
●	the impact of geopolitical conditions, including revolution, insurgency, terrorism, or war, on financial market volatility, global economic markets, and various markets for commodities;
●	the impact of a protracted decline in the liquidity of credit markets on our business;
●	the ability of our portfolio companies to achieve their objectives;
●	the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of Stellus Capital to locate suitable investments for us and to monitor and administer our investments;
●	the ability of Stellus Capital to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and
●	the effect of future changes in laws or regulations (including the interpretation of these laws and regulations by regulatory authorities) and conditions in our operating areas, particularly with respect to BDC or RICs.

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

We have elected, qualified, and intend to continue to qualify annually to be treated as a RIC for tax purposes under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. As of September 30, 2026, we were in compliance with the RIC requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income we distribute to our stockholders.

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As of September 30, 2026, our asset coverage ratio was 198%. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Economic Developments

Economic activity has continued to accelerate across sectors and regions. Nonetheless, we have observed and continue to observe macroeconomic uncertainty as a result of various events and trends, including labor resource shortages, increased commodity inflation, fluctuating interest rates, economic sanctions in response to international conflicts and instances of geopolitical, economic and financial market instability in the United States and abroad, including as a result of the imposition of tariffs on the United States or against its trading partners, and the global conflict in the Middle East, including Iran. One or more of these factors may contribute to increased market volatility and may have long- and short-term effects in the United States and worldwide financial markets.

Portfolio Composition and Investment Activity

Portfolio Composition

We originate and invest primarily in privately held lower middle-market companies (typically those with $5.0 million to $50.0 million of EBITDA) with a focus on investing through first lien (including unitranche) loans, often with a corresponding equity investment.

As of September 30, 2026, we had $966.1 million (at fair value) invested in 119 portfolio companies. As of September 30, 2026, our portfolio included approximately 89% of first lien debt (including unitranche investments), 1% of second lien debt, 0% of unsecured debt and 10% of equity investments at fair value. The composition of our investments at cost and fair value as of September 30, 2026 was as follows:

	Cost	Fair Value
Senior Secured – First Lien(1)	$915,694,450	$864,050,328
Senior Secured – Second Lien	7,615,000	7,615,000
Unsecured Debt	356,877	119,699
Equity	65,324,733	94,360,787
Total Investments at Fair Value	$988,991,060	$966,145,814
(1)	Includes unitranche investments, which account for 4.5% of our portfolio at fair value. Unitranche structures may combine characteristics of first lien senior secured, as well as second lien and/or subordinated loans. Our unitranche loans may expose us to certain risk associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche.

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

Our investment portfolio may contain loans that are in the form of lines of credit or revolving credit facilities, which require us to provide funding when requested by portfolio companies in accordance with the terms and conditions of the underlying loan agreements. As of September 30, 2026 and December 31, 2025, we had unfunded commitments of $43.8 million and $53.4 million, respectively, to provide financing to 76 and 77 portfolio companies, respectively. As of September 30, 2026, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility (as defined below)) to fund such unfunded commitments should the need arise.

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$181,107,836	$171,034,717	17.70%
Texas	125,290,938	115,603,559	11.96%
Florida	99,712,998	89,945,980	9.31%
New York	61,507,128	62,426,341	6.46%
Pennsylvania	48,009,188	49,170,162	5.09%
Illinois	61,632,740	47,593,650	4.93%
Arizona	39,109,782	43,937,315	4.55%
Canada	42,254,126	42,426,073	4.39%
Colorado	32,948,722	32,179,689	3.33%
North Carolina	31,352,921	32,058,333	3.32%
Ohio	26,081,663	31,726,204	3.28%
Tennessee	28,989,450	26,902,485	2.78%
Iowa	22,500,898	22,675,172	2.35%
District of Columbia	16,563,985	22,612,548	2.34%
Virginia	19,690,547	20,267,263	2.10%
New Jersey	19,811,362	19,002,414	1.97%
Georgia	6,044,832	17,442,619	1.80%
Michigan	16,132,582	16,486,153	1.71%
Minnesota	15,168,367	16,094,166	1.67%
Wisconsin	25,018,074	15,131,953	1.57%
Missouri	12,256,636	12,555,353	1.30%
Massachusetts	11,979,962	11,898,404	1.23%
Maine	10,083,372	10,083,819	1.04%
Louisiana	9,364,964	9,626,929	1.00%
Oregon	8,818,319	8,977,434	0.93%
Idaho	8,224,140	8,247,180	0.85%
Maryland	7,320,524	7,331,491	0.76%
Washington	1,273,384	1,941,602	0.20%
South Carolina	290,158	398,012	0.04%
United Kingdom	451,462	368,794	0.04%
Total Investments	$988,991,060	$966,145,814	100.00%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
California	$199,175,312	$192,583,333	19.12%
Texas	149,955,251	147,396,649	14.63%
Florida	102,086,659	96,730,609	9.60%
New York	59,320,592	59,952,294	5.95%
Illinois	69,282,731	55,796,619	5.54%
Pennsylvania	47,721,299	49,296,019	4.89%
Colorado	41,413,399	39,386,741	3.91%
Arizona	34,208,744	37,526,211	3.72%
Ohio	35,249,934	36,769,186	3.65%
Canada	36,116,171	36,140,789	3.59%
North Carolina	31,163,913	32,456,489	3.22%
Massachusetts	24,283,990	25,043,277	2.49%
Iowa	22,351,338	22,467,248	2.23%
New Jersey	19,768,069	19,924,612	1.98%
Tennessee	20,495,678	18,827,946	1.87%
Virginia	17,506,416	17,764,137	1.76%
Georgia	5,876,197	17,168,351	1.70%
District of Columbia	10,685,508	14,469,710	1.44%
Michigan	12,060,200	12,255,578	1.22%
Minnesota	11,769,582	11,916,373	1.18%
Missouri	10,898,062	11,109,063	1.10%
Idaho	9,479,007	9,517,417	0.94%
Louisiana	9,153,384	9,297,784	0.92%
Oregon	8,860,277	9,202,699	0.91%
Maryland	7,530,655	7,549,733	0.75%
Wisconsin	21,458,139	7,360,720	0.73%
South Carolina	4,847,580	4,966,273	0.49%
Washington	1,273,384	2,605,719	0.26%
United Kingdom	2,148,215	2,141,816	0.21%
Total Investments	$1,026,139,686	$1,007,623,395	100.00%

The following is a summary of industry concentration of our investment portfolio as of September 30, 2026:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$284,920,942	$292,575,098	30.29%
High Tech Industries	83,865,625	88,059,255	9.11%
Healthcare & Pharmaceuticals	80,605,560	82,117,736	8.50%
Capital Equipment	73,865,174	79,402,724	8.22%
Media: Advertising, Printing & Publishing	66,678,581	64,768,812	6.70%
Beverage & Food	54,704,297	54,285,842	5.62%
Consumer Goods: Non-Durable	59,292,352	48,706,985	5.04%
Services: Consumer	42,704,151	39,255,744	4.06%
Construction & Building	36,739,149	38,275,689	3.96%
Consumer Goods: Durable	35,286,293	27,606,736	2.86%
Aerospace & Defense	27,245,061	25,393,176	2.63%
Environmental Industries	21,439,798	25,095,707	2.60%
Chemicals, Plastics, & Rubber	18,971,046	18,857,855	1.95%
Transportation & Logistics	16,733,282	15,931,350	1.65%
Retail	14,644,242	14,659,089	1.52%
Energy: Oil & Gas	12,188,268	11,250,014	1.16%
Containers, Packaging, & Glass	19,980,588	9,726,923	1.01%
Wholesale	8,894,620	8,990,007	0.93%
Media: Diversified & Production	5,835,337	5,839,007	0.60%
Finance	—	5,043,686	0.52%
FIRE: Real Estate	19,369,665	4,227,826	0.44%
Education	5,027,029	3,577,890	0.37%
Media: Broadcasting & Subscription	—	2,498,663	0.26%
Total Investments	$988,991,060	$966,145,814	100.00%

The following is a summary of industry concentration of our investment portfolio as of December 31, 2025:

			% of Total
			Investments at
	Cost	Fair Value	Fair Value
Services: Business	$265,116,204	$266,803,107	26.48%
High Tech Industries	103,212,518	106,937,496	10.61%
Healthcare & Pharmaceuticals	92,736,458	92,182,392	9.15%
Media: Advertising, Printing & Publishing	78,965,841	79,030,004	7.84%
Capital Equipment	61,644,736	65,191,527	6.47%
Beverage & Food	54,323,129	58,129,551	5.77%
Consumer Goods: Non-Durable	61,701,885	53,502,252	5.31%
Services: Consumer	42,793,668	40,569,003	4.03%
Construction & Building	36,950,838	37,219,214	3.69%
Consumer Goods: Durable	35,569,885	31,655,077	3.14%
Aerospace & Defense	28,192,548	25,968,951	2.58%
Environmental Industries	20,190,193	22,323,773	2.22%
Chemicals, Plastics, & Rubber	20,054,202	19,792,281	1.96%
Transportation & Logistics	16,593,938	16,791,026	1.67%
Media: Broadcasting & Subscription	12,057,869	15,196,592	1.51%
Retail	14,715,878	14,756,518	1.46%
Energy: Oil & Gas	11,802,297	11,077,160	1.10%
Hotel, Gaming, & Leisure	9,181,622	9,331,063	0.93%
Wholesale	8,900,149	8,921,351	0.89%
FIRE: Real Estate	18,419,200	8,379,604	0.83%
Media: Diversified & Production	7,495,599	7,566,694	0.75%
Containers, Packaging, & Glass	20,714,369	6,360,684	0.63%
Finance	—	6,187,401	0.61%
Education	4,806,660	3,750,674	0.37%
Total Investments	$1,026,139,686	$1,007,623,395	100.00%

At September 30, 2026, our average portfolio company investment at amortized cost and fair value was approximately $8.3 million and $8.1 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $31.8 million and $24.3 million, respectively. At December 31, 2025, our average portfolio company investment at amortized cost and fair value was approximately $8.9 million and $8.7 million, respectively, and our largest portfolio company investment at amortized cost and fair value was approximately $26.1 million and $19.2 million, respectively.

At September 30, 2026 and December 31, 2025, 92.5% and 91.6% of our debt investments bore interest based on floating rates (subject to interest rate floors), respectively, and 7.5% and 8.4% bore interest at fixed rates, respectively.

The weighted average yield on all of our debt investments as of September 30, 2026 and December 31, 2025 was approximately 9.1% and 9.3%, respectively. The weighted average yield on all of our investments, including non-income producing equity positions, as of September 30, 2026 and December 31, 2025 was approximately 8.5% and 8.7%, respectively. The weighted average yield was computed using the effective interest rates for all of our debt investments, including accretion of original issue discount. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders, but rather relates to a portion of our investment portfolio and is calculated before the payment of all of our subsidiaries’ fees and expenses.

As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $2.3 million and $25.1 million, respectively.

Investment Activity

During the nine months ended September 30, 2026, we made an aggregate of $83.5 million of investments in 10 new portfolio companies and 10 existing portfolio companies. During the nine months ended September 30, 2026, we received an aggregate of $121.2 million in proceeds from repayments of our investments.

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

Asset Quality

In addition to various risk management and monitoring tools, Stellus Capital uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in our portfolio. This investment rating system uses a five-level numeric scale. The following is a description of the conditions associated with each investment category:

●	Investment Category 1 is used for investments that are performing above expectations, and whose risks remain favorable compared to the expected risk at the time of the original investment.
●	Investment Category 2 is used for investments that are performing within expectations and whose risks remain neutral compared to the expected risk at the time of the original investment. All new loans are initially rated 2.
●	Investment Category 3 is used for investments that are performing below expectations and that require closer monitoring, but where no loss of return or principal is expected. Portfolio companies with a rating of 3 may be out of compliance with financial covenants.
●	Investment Category 4 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are often in work out. Investments with a rating of 4 are those for which some loss of return but no loss of principal is expected.
●	Investment Category 5 is used for investments that are performing substantially below expectations and whose risks have increased substantially since the original investment. These investments are almost always in work out. Investments with a rating of 5 are those for which some loss of return and principal is expected.

	As of September 30, 2026			As of December 31, 2025
	(dollars in millions)			(dollars in millions)
			Number of			Number of
		% of Total	Portfolio		% of Total	Portfolio
Investment Category	Fair Value	Portfolio	Companies(1)	Fair Value	Portfolio	Companies(1)
1	$229.0	24%	31	$227.3	23%	27
2	518.2	54%	61	590.2	59%	63
3	162.8	17%	17	148.4	14%	17
4	42.9	4%	4	35.1	3%	3
5	13.2	1%	9	6.6	1%	7
Total	$966.1	100%	122	$1,007.6	100%	117
(1)	Three portfolio companies appear in two categories as of September 30, 2026 and one portfolio company appears in two categories as of December 31, 2025.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2026, we had loans to six portfolio companies that were on non-accrual status, which represented approximately 9.6% of our total investments at cost and 5.4% at fair value. As of December 31, 2025, we had loans to five portfolio companies that were on non-accrual status, which represented approximately 7.5% of our total investments at cost and 4.1% at fair value. As of September 30, 2026 and December 31, 2025, $17.3 million and $11.2 million of income from investments on non-accrual had not been accrued, respectively.

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

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2026 and 2025 (in millions).

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest income(1)	$19.5	$23.6	$59.4	$69.6
PIK interest	1.6	1.4	5.0	3.9
Miscellaneous fees(1)	1.3	1.3	3.6	3.5
Total	$22.4	$26.3	$68.0	$77.0
(1)	For the three and nine months ended September 30, 2026, we recognized $0.5 million and $1.5 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions. For the three and nine months ended September 30, 2025, we recognized $0.5 million and $1.1 million, respectively, of non-recurring income related to early repayments and amendments to specific loan positions.

The decrease in investment income for the three and nine months ended September 30, 2026 was due primarily to a decrease in prevailing market rates on our loans, typically in reference to the Secured Overnight Financing Rate (“SOFR”) and a decrease in our principal debt outstanding.

Expenses

Our primary operating expenses include the payment of fees to Stellus Capital under the Investment Advisory Agreement, our allocable portion of overhead expenses under the Administration Agreement and other operating costs described below. We bear all other out-of-pocket costs and expenses of our operations and transactions, which may include:

●	organization and offering costs;
●	valuing our assets and calculating our net asset value (including the cost and expenses of any independent valuation firm);

●	fees and expenses payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;
●	interest payable on debt, if any, incurred to finance our investments and expenses related to unsuccessful portfolio acquisition efforts;
●	offerings of our commons stock and other securities;
●	base management and incentive fees;
●	administration fees and expenses, if any, payable under the Administration Agreement (including our allocable portion of Stellus Capital’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs);
●	transfer agent and custodial fees and expenses;
●	U.S. federal and state registration fees;
●	all costs of registration and listing our securities on any securities exchange;
●	U.S. federal, state and local taxes;
●	independent directors’ fees and expenses;
●	costs of preparing and filing reports or other documents required by the SEC or other regulators;
●	costs of any reports, proxy statements or other notices to stockholders, including printing costs;
●	costs and fees associated with any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
●	direct costs and expenses of administration and operation, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
●	proxy voting expenses; and
●	all other expenses incurred by us or Stellus Capital in connection with administering our business.

The following shows the breakdown of operating expenses for the three and nine months ended September 30, 2026 and 2025 (in millions).

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating Expenses
Management fees	$4.3	$4.4	$13.1	$12.8
Valuation fees	0.2	0.2	0.4	0.4
Administrative services expenses	0.7	0.6	1.9	1.5
Income incentive fees	0.5	2.2	0.8	6.5
Professional fees	0.4	0.4	1.5	1.1
Directors’ fees	0.1	0.1	0.3	0.3
Insurance expense	0.1	0.1	0.3	0.3
Interest expense and other fees	8.3	8.9	25.8	25.9
Income tax expense	0.3	0.5	0.7	1.4
Other general and administrative expenses	0.3	0.2	1.1	0.9
Total Operating Expenses	$15.2	$17.6	$45.9	$51.1
Income incentive fee waiver	—	(0.5)	(0.1)	(2.7)
Total Operating Expenses, net of fee waivers	$15.2	$17.1	$45.8	$48.4

The decrease in gross operating expenses for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, was due to the decrease in income incentive fees, partially offset by higher management fees and increased professional fees.

Net Investment Income

For the three months ended September 30, 2026, net investment income was $7.2 million, or $0.25 per common share (based on 28,465,675 weighted average shares outstanding for the three months ended September 30, 2026).

For the three months ended September 30, 2025, net investment income was $9.1 million, or $0.32 per common share (based on 28,480,472 weighted average shares outstanding for the three months ended September 30, 2025).

For the nine months ended September 30, 2026, net investment income was $22.2 million, or $0.77 per common share (based on 28,758,889 weighted average shares outstanding for the nine months ended September 30, 2026).

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

Proceeds from repayments of investments and amortization of certain other investments for the three months ended September 30, 2026 totaled $30.3 million and net realized gains totaled $0.0 million.

Proceeds from repayments of investments and amortization of certain other investments for the three months ended September 30, 2025 totaled $39.0 million and net realized gains totaled $2.9 million.

Proceeds from repayments of investments and amortization of certain other investments for the nine months ended September 30, 2026 totaled $121.2 million and net realized losses totaled ($6.5) million.

Proceeds from repayments of investments and amortization of certain other investments for the nine months ended September 30, 2025 totaled $85.6 million and net realized losses totaled ($4.0) million.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized depreciation of investments primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments and cash equivalents for the three months ended September 30, 2026 and 2025 totaled ($13.5) million and ($5.1) million, respectively.

The change in unrealized (depreciation) appreciation over the respective periods was due to company-specific write-downs.

Net change in unrealized depreciation on investments and cash equivalents for the nine months ended September 30, 2026 and 2025 totaled ($4.2) million and ($2.5) million respectively.

The change in unrealized depreciation over the respective periods was due to company-specific write-downs and reversals of previous write-ups that were realized.

Provision for Taxes on Unrealized Investments

We have direct wholly owned subsidiaries that have elected to be taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit us to hold equity investments in portfolio companies, which are “pass through” entities for U.S. federal income tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes and may generate U.S. federal income tax expense, benefit, and the related tax assets and liabilities, as a result of their ownership of certain portfolio investments. The U.S. federal income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in our consolidated financial statements. For both the three and nine months ended September 30, 2026 and September 30, 2025, we did not record deferred income tax benefit or provision related to the Taxable Subsidiaries. As of both September 30, 2026 and December 31, 2025, there was $0.0 of deferred tax liabilities on the Consolidated Statements of Assets and Liabilities.

Net (Decrease) Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2026, net decrease in net assets resulting from operations totaled ($6.4) million, or ($0.22) per common share (based on 28,465,675 weighted average shares outstanding for the three months ended September 30, 2026).

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

For the nine months ended September 30, 2026, net increase in net assets resulting from operations totaled $11.5 million, or $0.40 per common share (based on 28,758,889 weighted average shares outstanding for the nine months ended September 30, 2026).

For the nine months ended September 30, 2025, net increase in net assets resulting from operations totaled $21.8 million, or $0.78 per common share (based on 28,168,527 weighted average shares outstanding for the nine months ended September 30, 2025).

The net decrease in net assets between the respective periods was due to higher unrealized depreciation and lower net investment income in the current year.

Financial Condition, Liquidity and Capital Resources

Cash Flows from Operating and Financing Activities

Our operating activities provided net cash of $57.1 million for the nine months ended September 30, 2026, primarily in connection with the repayments of portfolio investments and the net increase in net assets resulting from operations, offset by the purchase of portfolio investments for the nine months ended September 30, 2026 used cash of $79.9 million, primarily from repayments of SBA-guaranteed debentures and shareholder distributions.

Our operating activities used net cash of $33.5 million for the nine months ended September 30, 2025, primarily in connection with the purchase of portfolio investments, offset by the net increase in net assets resulting from operations and sales and repayments of portfolio investments. Our financing activities for the nine months ended September 30, 2025 provided cash of $22.4 million, primarily from proceeds from the issuance of common stock, offset by net paydowns on our Credit Facility and shareholder distributions.

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

Under the provisions of the 1940 Act, we are permitted, as a BDC that has satisfied certain requirements, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of our gross assets, less all liabilities and indebtedness not represented by senior securities after each issuance. This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to permit us to exclude the debt of the Stellus Capital SBIC, LP (the “SBIC I subsidiary”), Stellus Capital SBIC II, LP (the “SBIC II subsidiary”), and Stellus Capital SBIC III, LP (the “SBIC III subsidiary”) (collectively, the “SBIC subsidiaries”) guaranteed by the U.S. Small Business Administration (“SBA”) from the definition of senior securities in the asset coverage test under the 1940 Act. As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 198% and 203%, respectively. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $2.3 million and $25.1 million, respectively.

Credit Facility

We have entered into a senior secured revolving credit agreement, dated as of October 10, 2017, with Zions Bancorporation, N.A., dba Amegy Bank and various other lenders thereto (as amended and restated on September 18, 2020 and amended on December 22, 2021, February 28, 2022, May 13, 2022, November 21, 2023, October 30, 2024 and September 11, 2025).

The Credit Facility provides for borrowings up to a maximum of $335.0 million on a committed basis with an accordion feature that allows us to increase the aggregate commitments up to $365.0 million, subject to new or existing lenders agreeing to participate in the increase and other customary conditions.

Pursuant to its terms, the Credit Facility will bear interest, subject to our election, on a per annum basis equal to (i) term SOFR plus 2.25% (or 2.50% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) with a 0.25% SOFR floor, or (ii) 1.25% (or 1.50% during certain periods in which our asset coverage ratio is equal to or below 1.90 to 1.00) plus an alternate base rate based on the highest of the prime rate (subject to a 3% floor), Federal Funds Rate plus 0.50% and one-month term SOFR plus 1.00%. We pay unused commitment fees of 0.50% per annum on the unused lender commitments under the Credit Facility. The commitment to fund the revolver expires on September 11, 2029, after which we may no longer borrow under the Credit Facility and must begin repaying principal equal to 1/12 of the aggregate amount outstanding under the Credit Facility each month. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on September 11, 2030. Our obligations to the lenders are secured by a first priority security interest in our portfolio of securities and cash not held at the SBIC subsidiaries, but excluding short-term investments. The Credit Facility contains certain covenants, including but not limited to: (i) maintaining a minimum liquidity test of at least $10.0 million, including cash, liquid investments and undrawn availability, (ii) maintaining an asset coverage ratio of at least 1.67 to 1.00, (iii) maintaining a minimum stockholder’s equity, and (iv) maintaining a minimum interest coverage ratio of at least 1.75 to 1.00. As of September 30, 2026 and December 31, 2025, we were in compliance with these covenants.

As of September 30, 2026 and December 31, 2025, $230.6 million and $236.6 million, respectively, was outstanding under the Credit Facility. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. We incurred costs of $9.0 million in connection with the current Credit Facility, which are being amortized over the life of the facility. Additionally, $0.3 million of costs from a prior credit facility will continue to be amortized over the remaining life of the Credit Facility. As of September 30, 2026 and December 31, 2025, $2.7 million and $3.5 million of such prepaid loan structure fees and administration fees had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

Interest is paid monthly or quarterly in arrears. The following table summarizes the interest expense and amortized loan fees on the Credit Facility for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$3.3	$3.1	$10.8	$9.8
Loan fee amortization	0.3	0.3	0.8	1.0
Total interest and financing expenses	$3.6	$3.4	$11.6	$10.8
Weighted average interest rate	6.0%	7.4%	6.2%	7.3%
Effective interest rate (including fee amortization)	6.5%	8.1%	6.6%	8.0%
Average debt outstanding	$222.9	$166.1	$234.5	$179.4
Cash paid for interest and unused fees	$3.4	$3.1	$11.0	$9.8

SBA-Guaranteed Debentures

Due to the SBIC subsidiaries’ status as licensed SBICs, we can issue debentures guaranteed by the SBA at favorable interest rates. Under the regulations applicable to SBICs, a single licensee can have outstanding SBA-guaranteed debentures, subject to a regulatory leverage limit, up to two times the amount of regulatory capital. As of September 30, 2026 and December 31, 2025, the SBIC I subsidiary had $64.1 million and $75.0 million in “regulatory capital,” respectively, as such term is defined by the SBA, and $85.0 million and $124.0 million of SBA-guaranteed debentures outstanding, respectively. During the nine months ended September 30, 2026, the SBIC I subsidiary repaid $39.0 million of SBA-guaranteed debentures that matured during the period. As of both September 30, 2026 and December 31, 2025, the SBIC II subsidiary had $87.5 million in regulatory capital and $175.0 million of SBA-guaranteed debentures outstanding. As of September 30, 2026 and December 31, 2025, the SBIC III subsidiary had $35.0 million and $0.0 million in regulatory capital, respectively, and $0 of SBA-guaranteed debentures outstanding for both periods.

On August 12, 2014, we obtained exemptive relief from the SEC to permit us to exclude debt of the SBIC subsidiaries guaranteed by the SBA for purposes of complying with the 150% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 150% asset coverage test by permitting us to borrow up to $475.0 million more than we would otherwise be able to absent the receipt of this exemptive relief.

On a stand-alone basis, the SBIC subsidiaries held $459.6 million and $492.7 million in assets at September 30, 2026 and December 31, 2025, respectively, which accounted for approximately 47.2% and 47.3% of our total consolidated assets, respectively.

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

As of September 30, 2026 and December 31, 2025, the carrying amount of the SBA-guaranteed debentures was $257.5 million and $296.0 million, respectively. At the measurement date, the estimated fair value of the SBA-guaranteed debentures as prepared for disclosure purposes was $239.1 million. The fair value of the SBA-guaranteed debentures is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2026 and December 31, 2025, the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 6 to the Consolidated Financial Statements.

As of September 30, 2026, we have incurred $11.1 million in financing costs related to the SBA-guaranteed debentures since the SBIC subsidiaries received their licenses, which were recorded as prepaid loan fees. As of September 30, 2026 and December 31, 2025, $2.5 million and $3.0 million of prepaid financing costs had yet to be amortized, respectively. These prepaid loan fees are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and amortized fees on the SBA-guaranteed debentures for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$2.1	$2.5	$6.5	$7.5
Debenture fee amortization	0.2	0.2	0.5	0.6
Total interest and financing expenses	$2.3	$2.7	$7.0	$8.1
Weighted average interest rate	3.2%	3.2%	3.2%	3.3%
Effective interest rate (including fee amortization)	3.5%	3.5%	3.5%	3.5%
Average debt outstanding	$260.0	$305.3	$268.1	$308.1
Cash paid for interest	$4.3	$5.0	$9.1	$10.2

Notes Offering

On January 14, 2021, we issued $100.0 million in aggregate principal amount of 4.875% fixed-rate notes due 2026 (the “ 2026 Notes Payable”). On September 30, 2025, we prepaid $50,000,000 in aggregate principal of the 2026 Notes Payable. On December 31, 2025, we prepaid the remaining $50,000,000 in aggregate principal of the 2026 Notes Payable in full. In connection with the issuance and maintenance of the 2026 Notes Payable, we incurred $2,327,835 of fees, which were amortized over the term of the 2026 Notes Payable. As of both September 30, 2026 and December 31, 2025, $0 of prepaid financing costs had yet to be amortized.

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

The following table summarizes the interest expense and deferred financing costs on the 2026 Notes Payable for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	For the three months ended			For the nine months ended
	September 30, 2026		September 30, 2025	September 30, 2026		September 30, 2025
Interest expense	$—		$1.2	$—		$3.7
Deferred financing costs	—		0.1	—		0.3
Total interest and financing expenses	$—		$1.3	$—		$4.0
Weighted average interest rate	N/A	%	4.9%	N/A	%	4.9%
Effective interest rate (including fee amortization)	N/A	%	5.3%	N/A	%	5.3%
Average debt outstanding	$—		$99.5	$—		$99.8
Cash paid for interest	$—		$2.4	$0.0		$4.9

On April 1, 2025 and September 25, 2025, we issued $75.0 million and $50.0 million, respectively, in aggregate principal amount of 7.250% fixed-rate notes due 2030 (the “2030 Notes Payable” and together with the 2026 Notes Payable, the “Notes Payable”). The 2030 Notes Payable will mature on April 1, 2030 and may be redeemed in whole or in part at any time or from time to time at our option on or after October 1, 2029, at a redemption price equal to 100% of the outstanding principal, plus accrued and unpaid interest. Interest on the 2030 Notes Payable is payable semi-annually. As of September 30, 2026, the aggregate carrying amount of the 2030 Notes Payable was approximately $130.0 million. The Notes Payable are institutional, non-traded notes. We used the net proceeds from the 2030 Notes Payable offerings to fully redeem the 2026 Notes Payable and repay a portion of the amount outstanding under the Credit Facility.

In connection with the issuance and maintenance of the 2030 Notes Payable, we have incurred $2.7 million of fees, which are being amortized over the term of the 2030 Notes Payable. As of September 30, 2026 and December 31, 2025, $2.0 million and $2.3 million of prepaid financing costs had yet to be amortized, respectively. These financing costs are presented on the Consolidated Statements of Assets and Liabilities as a deduction from the debt liability.

The following table summarizes the interest expense and deferred financing costs on the 2030 Notes Payable for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$2.3	$1.4	$6.8	$2.8
Deferred financing costs	0.1	0.1	0.4	0.2
Total interest and financing expenses	$2.4	$1.5	$7.2	$3.0
Weighted average interest rate	7.2%	7.2%	7.3%	7.3	%(1)
Effective interest rate (including fee amortization)	7.7%	7.8%	7.7%	7.9	%(1)
Average debt outstanding	$125.0	$78.3	$125.0	$76.6	(1)
Cash paid for interest	$—	$—	$4.5	$—

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

We did not issue any shares during the three and nine months ended September 30, 2026 under the ATM Program. We issued 278,945 and 935,030 shares during the three and nine months ended September 30, 2025 under the ATM Program, respectively, for gross proceeds of $3.9 million and $13.2 million, respectively, and underwriting fees and other expenses of $0.1 million and $0.4 million, respectively. The average per share offering price of shares issued in the ATM Program during the three and nine months ended September 30, 2025 was $13.97 and $14.07, respectively. The Advisor has agreed to reimburse us for underwriting fees and expenses to the extent the per share price of the shares to the public, less underwriting fees, was less than the then-current net asset value per share. For the three and nine months ended September 30, 2026, the Advisor was not required to reimburse underwriting fees as all shares were issued at a premium to net asset value.

Share Repurchase Program

On March 3, 2026, we announced that our Board authorized a program for the purpose of repurchasing up to $20.0 million of shares of our common stock (the “Repurchase Program”). Under the Repurchase Program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time, provided that we comply with the requirements under our Code of Ethics and the guidelines specified in Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market volume and timing constraints. The Company sent an additional notice of the Repurchase Program to stockholders on October 16, 2026. Unless amended or extended by the Board, the Repurchase Program will expire on the earlier of March 2, 2027 or when $20.0 million of our outstanding shares of common stock have been repurchased.

During the three and nine months ended September 30, 2026, we repurchased 493,537 and 767,880 shares of our common stock, respectively, under the Repurchase Program for an aggregate purchase price of $4,146,325 and $6,594,007, respectively, including commissions, at a weighted average net repurchase price of $8.40 and $8.59 per share, respectively. See Part II, Item 2 of this Quarterly Report on Form 10-Q for more information about repurchases effectuated during the quarter.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2026, we had $43.4 million in unfunded debt commitments and $0.3 million in unfunded equity commitments to an aggregate of 76 portfolio companies. As of December 31, 2025, we had $53.0 million in unfunded debt commitments and $0.4 million in unfunded equity commitments to an aggregate of 77 portfolio companies. As of September 30, 2026, we had sufficient liquidity (through cash on hand and available borrowings under the Credit Facility) to fund such unfunded commitments should the need arise.

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

Investment Portfolio

We invested in the following portfolio companies subsequent to September 30, 2026:

Activity Type	Date	Company Name	Company Description	Investment Amount	Instrument Type
Add-on Investment	October 2, 2026	Eskola LLC*	Provider of commercial re-roofing services	$167,505	Senior Secured – First Lien
				$79,263	Delayed Draw Term Loan Commitment
Add-On Investment	October 7, 2026	GS HVAM Intermediate, LLC*	Specialized food distributor	$1,442,585	Revolver Commitment
New Investment	October 16, 2026	MSCP Fulfillment Holdings, Inc.	Third-party logistics and e-commerce fulfillment provider	$6,000,000	Senior Secured – First Lien
				$100,000	Delayed Draw Term Loan Commitment
				$100,000	Revolver Commitment
				$125,253	Equity
Add-On Investment	October 19, 2026	Venbrook Group*	An independent insurance services broker	$233,728	Senior Secured – First Lien
Add-on Investment	November 5, 2026	Fidus Investments Holdings, L.P.*	Provider of outsourced electronic product development and engineering services	$267,820	Equity

* Existing portfolio company

We realized the following portfolio company investments subsequent to September 30, 2026:

Activity Type	Date	Company Name	Company Description	Proceeds Received	Realized Loss	Instrument Type
Full Realization	October 1, 2026	Exigo, LLC	Software platform for direct selling organizations	$2,979,866	$(5,606,201)	Senior Secured – First Lien
				$-	$(377,535)	Equity

Credit Facility

The outstanding balance under the Credit Facility as of November 9, 2026 was $212.0 million.

SBA-guaranteed Debentures

The outstanding balance under the SBA-guaranteed debentures as of November 9, 2026 was $276.5 million.

Dividend Declared

On October 9, 2026, the Board declared a regular monthly dividend for each of October 2026, November 2026, and December 2026 as follows:

	Record	Payment	Amount per
Declared	Date	Date	Share
October 9, 2026	October 30, 2026	November 13, 2026	$0.0833
October 9, 2026	November 30, 2026	December 15, 2026	$0.0833
October 9, 2026	December 31, 2026	January 15, 2027	$0.0833

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. In March 2022, the Federal Reserve raised interest rates for the first time since December 2018, and subsequently raised interest rates several times, most recently in July 2023, bringing the target for the federal funds rate to 5.25% - 5.50%, the highest since January 2001. In September 2024, the Federal Reserve began easing its policy, lowering the federal funds rate to a target range of 4.25% - 4.50% in December 2024, 4.00% - 4.25% in September 2025, 3.75% - 4.00% in October 2025 and 3.50% - 3.75% in December 2025. The Federal Reserve raised interest rates in September 2026 to 3.75% - 4.00%. As of September 30, 2026 and December 31, 2025, 92.5% and 91.6% of the loans in our portfolio bore interest at a floating rate, respectively. These floating rate loans typically bear interest in reference to SOFR, which is indexed to 30-day or 90-day SOFR rates, subject to an interest rate floor. As of September 30, 2026 and December 31, 2025, the weighted average interest rate floor on our floating rate loans was 1.38% and 1.46%, respectively.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2026 was to remain constant and no actions were taken to alter the existing interest rate sensitivity, the following table shows the annual impact on net income of changes in interest rates:

	($ in millions)
	Interest	Interest	Net Interest
Change in Basis Points(2)	Income	Expense(3)	Income(1)
Up 200 basis points	$16.2	$(4.6)	$11.6
Up 150 basis points	12.1	(3.5)	8.6
Up 100 basis points	8.1	(2.3)	5.8
Up 50 basis points	4.0	(1.2)	2.8
Down 50 basis points	(4.0)	1.2	(2.8)
Down 100 basis points	(8.1)	2.3	(5.8)
Down 150 basis points	(12.1)	3.5	(8.6)
Down 200 basis points	(16.2)	4.6	(11.6)
(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 2 to the consolidated financial statements contained herein for more information on the incentive fee.
(2)	At September 30, 2026, the three-month SOFR rate was 408 basis points. This table assumes floating rates would not fall below zero.
(3)	Includes the impact of the 25 bps SOFR floor in place on the Credit Facility.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the three and nine months ended September 30, 2026 and 2025, we did not engage in hedging activities.

Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

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

(b)	Changes in Internal Control Over Financial Reporting

The Company’s management did not identify any change in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three and nine months ended September 30, 2026, there have been no material changes to the risk factors discussed in our SEC filings referenced above.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended September 30, 2026.

No shares were issued under the distribution reinvestment program during either of the three and nine months ended September 30, 2026 and 2025.

Repurchases of our equity securities during the nine months ended September 30, 2026 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
April 1, 2026 to April 30, 2026	—	$—	—	$20,000,000
May 1, 2026 to May 31, 2026	115,009	$9.16	115,009	$18,946,698
June 1, 2026 to June 30, 2026	159,334	$8.68	274,343	$17,563,292
July 1, 2026 to July 31, 2026	—	$—	274,343	$17,563,292
August 1, 2026 to August 31, 2026	229,510	$8.05	503,853	$15,715,799
September 1, 2026 to September 30, 2026	264,027	$8.63	767,880	$13,436,709
(1)	On March 3, 2026, we announced that our Board authorized the Repurchase Program for the purpose of repurchasing up to $20,000,000 of shares of our common stock. Unless amended or extended by the Board, the Repurchase Program will expire on the earlier of March 2, 2027 or when $20,000,000 of our outstanding shares of common stock have been repurchased.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.Other Information

(a)	None.

(b)	None.
(c)	Rule 10b5-1 Trading Plans

During the three and nine months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Dated: November 9, 2026	STELLUS CAPITAL INVESTMENT CORPORATION

	By:	/s/ Robert T. Ladd
		Name:	Robert T. Ladd
		Title:	Chief Executive Officer and President

	By:	/s/ W. Todd Huskinson
		Name:	W. Todd Huskinson
		Title:	Chief Financial Officer